Form 10-Q
period 1995-06-30
SCHERER HEALTHCARE INC
filed 1995-08-21
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                           COMMISSION FILE NO. 0-10552


                            SCHERER HEALTHCARE, INC.
             (Exact name of registrant as specified in its Charter)


                DELAWARE                                 59-0688813
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization                  Identification No.)




            2859 PACES FERRY ROAD, SUITE 300, ATLANTA, GEORGIA 30339 (Address of principal executive offices, including Zip Code)

                                  (770) 333-0066
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X                NO
                        -----                -----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:



                  CLASS                       OUTSTANDING AS OF JULY 31, 1995
  ------------------------------------      -----------------------------------
      Common Stock, $0.01 par value                      4,266,452

                      Index of Exhibits appears on page 14

                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1995

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
NUMBER                   PART I.  FINANCIAL INFORMATION                   NUMBER

  1          Financial Statements:
             Condensed Consolidated Balance
             Sheets as of June 30, 1995 and
             March 31, 1995. . . . . . . . . . . . . . . . . . . . . .      3

             Condensed Consolidated Statements
             of Operations for the Three Months
             Ended June 30, 1995 and 1994. . . . . . . . . . . . . . .      5

             Condensed Consolidated Statements
             of Cash Flows for the Three Months
             Ended June 30, 1995 and 1994. . . . . . . . . . . . . . .      6

             Notes to Condensed Consolidated
             Financial Statements. . . . . . . . . . . . . . . . . . .      7

  2          Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . . . . . . .      9

                           PART II.  OTHER INFORMATION

  5          Other Information . . . . . . . . . . . . . . . . . . . .      12

  6          Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      12

             SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .      13

             Index to Exhibits . . . . . . . . . . . . . . . . . . . .      14

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                            SCHERER HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                           June 30, 1995           March 31,1995
                                                                           -------------           -------------
CURRENT ASSETS
  Cash and cash equivalents                                               $ 2,253,000              $ 1,273,000
  Investments, at cost which approximates market                               56,000                3,232,000
  Accounts receivable, less allowance for doubtful accounts
   of $259,000 and $228,000, respectively                                   6,868,000                7,248,000
  Current maturities of notes receivable                                      492,000                  328,000
  Inventories                                                               5,507,000                5,644,000
  Prepaid and other                                                           479,000                  506,000
                                                                          -----------              -----------
    Total current assets                                                   15,655,000               18,231,000
                                                                          -----------              -----------


PROPERTY AND EQUIPMENT                                                     18,900,000               18,826,000
  Less accumulated depreciation                                            (5,882,000)              (5,389,000)
                                                                          -----------              -----------
  Net property and equipment                                               13,018,000               13,437,000
                                                                          -----------              -----------

OTHER ASSETS
  Cost in excess of net assets of
   businesses acquired, net                                                 7,057,000                7,165,000
  Other investments, at cost                                                  650,000                  650,000
  Notes receivable, less current portion                                      757,000                1,038,000
  Intangibles                                                                 465,000                  829,000
  Deferred taxes and other                                                    329,000                  329,000
                                                                          -----------              -----------
    Total other assets                                                      9,258,000               10,011,000
                                                                          -----------              -----------

TOTAL ASSETS                                                              $37,931,000              $41,679,000
                                                                          -----------              -----------
                                                                          -----------              -----------



            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                     CONDENSED  CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30, 1995           March 31, 1995
                                                                -------------           --------------
CURRENT LIABILITIES
   Accounts payable                                             $ 3,298,000              $ 3,715,000
   Accrued expenses                                               4,160,000                5,071,000
   Line of credit and current maturities
    of debt obligations                                           1,489,000                3,423,000
   Deferred contract revenue                                        561,000                  772,000
   Payable to affiliates                                          7,574,000                7,601,000
   Other                                                            148,000                   58,000
                                                                -----------              -----------
     Total current liabilities                                   17,230,000               20,640,000

LONG-TERM DEBT, net of current maturities                         4,793,000                4,944,000

OTHER LIABILITIES                                                   359,000                  388,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY AND PARTNERSHIPS                 1,246,000                1,221,000

STOCKHOLDERS' EQUITY
   Convertible preferred stock - $.01 par value,
    2,000,000 shares authorized;
    35,006 shares issued and outstanding                                ---                      ---
   Common stock - $.01 par value,
    12,000,000 shares authorized;
    4,642,814 shares issued ;
    4,266,452 shares outstanding                                     46,000                   46,000
   Capital in excess of par value                                22,317,000               22,317,000
   Accumulated deficit                                           (5,087,000)              (4,904,000)
   Less treasury stock, at cost                                  (2,973,000)              (2,973,000)
                                                                -----------              -----------

     Total stockholders' equity                                  14,303,000               14,486,000
                                                                -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $37,931,000              $41,679,000
                                                                -----------              -----------
                                                                -----------              -----------

            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                For the three months ended June 30, 1995 and 1994

                                                         1995                   1994
                                                      -----------            -----------
NET SALES                                             $11,679,000            $10,662,000
                                                      -----------            -----------

COSTS AND EXPENSES
  Cost of goods sold                                    7,737,000              7,508,000
  Selling, general, and administrative                  3,560,000              3,829,000
  Research and development                                505,000                668,000
                                                      -----------            -----------

   Total costs and expenses                            11,802,000             12,005,000
                                                      -----------            -----------

OPERATING LOSS                                           (123,000)            (1,343,000)

OTHER EXPENSE, net                                        (40,000)              (177,000)
                                                      -----------            -----------

LOSS BEFORE MINORITY INTEREST
  AND INCOME TAXES                                       (163,000)            (1,520,000)

MINORITY INTEREST IN NET
  LOSS OF SUBSIDIARY AND
  PARTNERSHIPS                                             16,000                543,000
                                                      -----------            -----------

LOSS BEFORE INCOME TAXES                                 (147,000)              (977,000)


PROVISION FOR INCOME TAXES                                (36,000)               (36,000)
                                                      -----------            -----------

NET LOSS                                                 (183,000)            (1,013,000)
                                                      -----------            -----------
                                                      -----------            -----------


NET LOSS PER COMMON SHARE                           $        (.04)        $         (.24)
                                                      -----------            -----------
                                                      -----------            -----------

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                            4,266,452              4,228,777
                                                      -----------            -----------
                                                      -----------            -----------


            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the three months ended June 30, 1995 and 1994

                                                                                             1995                        1994
                                                                                          ----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                 $ (184,000)                $(1,013,000)
 Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                             648,000                     734,000
   Minority interest                                                                          25,000                    (543,000)
   Gain on sale of assets                                                                   (209,000)                    (27,000)
   Other noncash charges and credits, net                                                     (9,000)                     45,000
Changes in operating assets and liabilities, net of  acquisitions:
   Accounts receivable, net                                                                  380,000                     387,000
   Inventories                                                                               136,000                  (1,087,000)
   Prepaid and other                                                                          26,000                     (12,000)
   Income taxes, net                                                                          90,000                     (54,000)
   Accounts payable and accrued expenses                                                  (1,326,000)                   (191,000)
   Deferred contract revenues                                                               (211,000)                   (163,000)
   Other liabilities                                                                         (28,000)                    (27,000)
                                                                                          ----------                 -----------
Net cash used for operating activities                                                      (662,000)                 (1,951,000)
                                                                                          ----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net                                                 (118,000)                   (403,000)
   Proceeds from disposition of  assets                                                      209,000                       3,000
   Decrease in notes receivable                                                              117,000                     139,000
   Decrease in investments                                                                 3,176,000                       ---
   Other investing activities, net                                                           360,000                    (141,000)
                                                                                          ----------                 -----------
Net cash provided by (used for) investing activities                                       3,744,000                    (402,000)
                                                                                          ----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of borrowings                                                           (2,074,000)                    (60,000)
   Advances from (repayments to) affiliated companies                                        (28,000)                  1,429,000
                                                                                          ----------                 -----------
Net cash provided by (used for) financing activities                                      (2,102,000)                  1,369,000
                                                                                          ----------                 -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             980,000                    (984,000)

CASH AND CASH EQUIVALENTS, beginning of period                                             1,273,000                   3,547,000
                                                                                          ----------                 -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $ 2,253,000                 $ 2,563,000
                                                                                          ----------                 -----------
                                                                                          ----------                 -----------
NON CASH INVESTING AND FINANCING TRANSACTIONS:
  Conversion of note receivable from Marquest to Marquest common stock                   $    ---                    $ 2,500,000
                                                                                          ----------                 -----------
                                                                                          ----------                 -----------


            See notes to condensed consolidated financial statements.

                          SCHERER HEALTHCARE, INC.

             NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
The accompanying condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("Fiscal 1995").

Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation.


NOTE 2.
The components of inventory consist of the following:

                                               June 30, 1995      March 31, 1995
                                               -------------      --------------
Finished products                                 $1,824,000          $2,107,000
Work in progress                                     193,000             203,000
Containers, packaging, and raw materials           3,490,000           3,334,000
                                                  ----------          ----------
                                                  $5,507,000          $5,644,000
                                                  ----------          ----------
                                                  ----------          ----------


Inventories are stated at the lower of net realizable value or cost using the first-in, first-out ("FIFO") method.

NOTE 3.
The Company had a $3,200,000 line of credit arrangement with a bank which was collateralized by $3,200,000 of investments. Borrowings under the line of credit had an interest rate of prime. In June 1995, the Company elected to payoff its then remaining balance on this line of credit of $2,989,000 with the investments that collateralized the line.

Debt and obligations under capital leases consisted of the following:


                                                           June 30, 1995      March 31, 1995
                                                           -------------      --------------
Obligations under line of credit arrangement                $   --              $1,944,000
Swiss debt principal and accrued interest at 9%                816,000             813,000
Note payable to bank, due through fiscal 2004;
  variable interest rate, 8.375% at June 30, 1995            1,211,000           1,234,000
Mortgage note payable due through fiscal 1999;
  prime plus 1/2%, 9.5% at June 30, 1995                       462,000             466,000
Obligations under capital leases, due in varying
  installments through fiscal 1999                             863,000             935,000
Notes payable due fiscal 1996 at 18%                           220,000             220,000
Swiss notes payable due fiscal 1999 at 8%                    2,637,000           2,677,000
Other long-term debt                                            73,000              78,000
                                                            ----------          ----------
                                                             6,282,000           8,367,000
Less current maturities                                     (1,489,000)         (3,423,000)
                                                            ----------          ----------
Long-term debt                                              $4,793,000          $4,944,000
                                                            ----------          ----------
                                                            ----------          ----------

NOTE 4.
At June 30, 1995 and March 31, 1995, the Company had payables to affiliates of approximately $7,574,000 and $7,601,000, respectively, due to Scherer Scientific, Ltd. and Scherer Capital, L.L.C.. These payables are due on demand and bear interest ranging from prime rate plus .5% to prime rate plus 2%. These entities are controlled by a stockholder of the Company.

During the first quarter of fiscal 1996 and prior periods, Scherer Scientific, Ltd. provided to the Company and its subsidiaries administrative, accounting, management oversight and payroll services (collectively, the "Administrative Services") and facilities costs. Effective July 1, 1995, Scherer Scientific, Ltd. and the Company terminated the Administrative Services arrangement and approximately 14 employees of Scherer Scientific, Ltd. became employees of the Company. As a result, the Company currently provides its own administrative, accounting, management and payroll services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                                            Three months ended June 30,
                                                                                  1995          1994
                                                                            -----------     -----------
NET SALES:
  Medical Device and Surgical/Safety
  Disposables Segment
    Marquest Medical Products, Inc.                                         $ 5,284,000     $ 4,899,000
    Custom Medical Products                                                   3,143,000       2,781,000
  Waste Management Services Segment                                           2,623,000       2,470,000
  Pharmaceutical Research and Development Segment                               210,000         199,000
  Consumer Healthcare Products Segment                                          419,000         313,000
                                                                            -----------     -----------
    Company Totals                                                          $11,679,000     $10,662,000
                                                                            -----------     -----------
                                                                            -----------     -----------
OPERATING INCOME (LOSS):
  Medical Device and Surgical/Safety
  Disposables Segment
    Marquest Medical Products, Inc.                                         $   (45,000)    $  (880,000)
    Custom Medical Products                                                     136,000         (64,000)
  Waste Management Services Segment                                             268,000         345,000
  Pharmaceutical Research and Development Segment                              (407,000)       (649,000)
  Consumer Healthcare Products Segment                                          180,000         101,000
  Corporate                                                                    (255,000)       (196,000)
                                                                            -----------     -----------
    Company Totals                                                          $  (123,000)    $(1,343,000)
                                                                            -----------     -----------
                                                                            -----------     -----------

The Company's net sales increased by 10% to $11,679,000 for the first quarter of fiscal 1996 from $10,662,000 during the same period in fiscal 1995. The Company's operating loss decreased to $123,000 for the first quarter of fiscal 1996 from $1,343,000 during the same period in fiscal 1995. The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Sales of the Company's 40% owned subsidiary, Marquest Medical Products, Inc. ("Marquest"), increased 8% to $5,284,000 for the first quarter of fiscal 1996 from $4,899,000 during the same period in fiscal 1995. Marquest's sales in the first quarter of fiscal 1995 were low due to a decline in sales to hospitals which Marquest believes was due to the uncertainties of healthcare reform. Also, many of Marquest's distributors purchased high levels of product during the fourth quarter of fiscal 1994 which depressed Marquest's sales in the first quarter of fiscal 1995.

Marquest's operating loss decreased to $45,000 in the first quarter of fiscal 1996 from $880,000 in the same quarter last year due to the increase in sales discussed above plus focused emphasis on programs implemented to reduce costs. Marquest reduced manufacturing costs and administrative expenses by reductions in personnel, improved operational efficiencies and increased vertical integration of the manufacturing processes. Primarily, as a result of these measures, Marquest reduced its cost of sales from 76% of net sales in the first quarter of fiscal 1995 to 70% in the first quarter of fiscal 1996 and its selling, general and administrative expenses from 41% of net sales in the first quarter of fiscal 1995 to 30% in the first quarter of fiscal 1996.

Scherer Healthcare, Ltd., which is a majority owned partnership of the Company conducting business under the name Custom Medical Products ("CMP"), experienced a 13% increase in sales to $3,143,000 in the first quarter of fiscal 1996 from $2,781,000 in the first quarter of fiscal 1995. Additionally, CMP reported operating income of $136,000 for the first quarter of fiscal 1996 compared to an operating loss of $64,000 during the first quarter of fiscal 1995. These increases are a result of two main factors. First, CMP experienced sizable sales growth of its disposable specialty apparel, which is sold to the industrial and clean room markets, primarily due to the introduction of two new fabric lines. Second, CMP entered into a new agreement with Cordis Corporation, effective April 1, 1995, which requires Cordis to reimburse CMP (approximately $52,500 per month) to help offset monthly losses incurred under its contract with Cordis to assemble surgical disposable trays. CMP experienced substantial losses under its surgical trays contract with Cordis during the first quarter of fiscal 1995.

Sales in the Company's Waste Management Services Segment increased approximately 6% to $2,623,000 in the first quarter of fiscal 1996 from $2,470,000 in the first quarter of fiscal 1995. The increase was due to the continuing acquisition of new hospital contracts. Operating income, however, decreased 22% or $77,000 to $268,000 for the first quarter of fiscal 1996 compared to $345,000 for the first quarter of fiscal 1995. The decrease in operating income was primarily caused by a rise in operating costs that could not be offset due to the current pricing pressure in both the hospital and physician markets combined with an increase in insurance costs in fiscal 1996.

The Consumer Healthcare Products Segment achieved a record level of sales during the first quarter of fiscal 1996. Sales increased 34% to $419,000 for the first quarter of fiscal 1996 compared to $313,000 in the first quarter of fiscal 1995. Operating income increased 78% to $180,000 for the first quarter of fiscal 1996 from $101,000 in the first quarter of fiscal 1995.
The increase in sales can be attributed to higher than normal sales in the month of June of over-the-counter products that are most popular during the summer months combined with less than average sales of one of the same products during the first quarter of fiscal 1995. The primary reason for the sales growth was an increase in sales to McKesson Drug Co., the primary wholesaler to Wal-Mart.

Biofor, Inc., a majority owned subsidiary of the Company operating the Pharmaceutical Research and Development Segment, decreased its operating loss 37% to $407,000 for the first quarter of fiscal 1996 from $649,000 during the same period in fiscal 1995. In the fourth quarter of fiscal 1995, Biofor wrote down certain intangible assets to their net realizable value which reduced the quarterly amortization expense associated with those intangible assets by approximately $81,000. Biofor significantly reduced its cash flow requirements by curtailing its research and development activities other than as necessary to perform existing third party research contracts.
Anticipating this decision, testing and laboratory expenses were reduced during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED BY OPERATIONS
THE COMPANY. The Company's (excluding Marquest) use of cash from operating activities decreased to approximately $710,000 for the first quarter of fiscal 1996 from $1,420,000 during the first quarter of fiscal 1995. A large part of the reduction in use of operating cash relates to improved inventory management. In the first quarter of fiscal 1995, Custom Medical made significant inventory purchases in anticipation of projected sales increases from the Cordis contract. The anticipated level of sales did not materialize and a concerted effort was made to reduce related inventory in fiscal 1995 and has continued through the first quarter of fiscal 1996.

The Company's decision to cease further independent drug design efforts and concentrate on contract research and development at Biofor should improve operating cash flow requirements in future periods. Prior to this decision, Biofor required approximately $175,000 cash per month.

The Company continues to closely monitor CMP. The unprofitable contract with Cordis was renegotiated in April 1995 to a "break even basis" on direct costs. Under the new contract the Company will exit the surgical tray business by approximately early September 1995. All operations of this segment are being evaluated to improve inventory control, receivables management, and gross profit margins for all products. The Company is reviewing the viability of expanding the disposables products line for the clean room and industrial safety markets. All of the activities are designed to improve profitability and cash flow.

MARQUEST. The following events affecting the liquidity of Marquest occurred in the first quarter of Fiscal 1996: (i) Marquest sold its 10% investment in Seabrook Medical Systems, Inc., realizing proceeds of $200,000; (ii) Marquest negotiated a repayment plan with the IRS for $745,000 in taxes owed plus interest, whereby Marquest paid $400,000 in June 1995, with the remaining balance due in monthly installments over a two-year period; and (iii) Marquest settled a lawsuit in May 1995 with former officers of Marquest whereby Marquest agreed to pay a total of $725,000 plus interest at 9%. A total of $200,000 was paid in May 1995 and the remainder will be paid in monthly installments through September 1998.

During the first quarter of fiscal 1996, Marquest generated positive cash flow from operations. Marquest has taken several steps in fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of manufacturer's representatives, (ii) cost reductions in all departments, and (iii) an increase to the automation of Marquest's manufacturing process.

Management of Marquest believes that it can fund its current operating levels and meet its obligations as they come due for the first half of fiscal 1996 from existing cash. Thereafter, the viability of Marquest will be dependent on increasing operating income and, if necessary, the successful completion of external financing arrangements, which Marquest is currently negotiating. There can be no assurance that external financing will be available to meet operating requirements and there remains substantial doubt about Marquest's ability to continue as a going concern.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
Prior to fiscal 1996, Scherer Scientific, Ltd., Scherer Capital L.L.C., and RPS Investments, Ltd. made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions.

The Affiliate Loans are payable on demand and bear interest at rates ranging from prime rate plus .5% to prime rate plus 2%. At June 30, 1995, approximately $7,574,000 in Affiliate Loans were payable by the Company and its subsidiaries.

The affiliated entities have indicated to the Company that they will not provide additional loans to the Company or its subsidiaries. Additionally, the Company and the affiliates intend to restructure the Affiliate Loans to include fixed payment terms, uniform interest rates and cross collateralization and guarantees.

During the first quarter of fiscal 1996, the Company dissolved its $3,200,000 line of credit with Trust Company Bank. This line was fully collateralized by cash investments. The Company determined that the line provided no net financial leverage. The Company has converted the collateral previously used to secure the line of credit into operating cash. Available cash balances are invested in repurchase agreements (principally U.S. Treasuries) daily.

The Company is evaluating alternative methods of financing including the possibility of external financing.

PART II.  OTHER INFORMATION


Item 5.   OTHER INFORMATION

          On August 14, 1995, John D. Shirley resigned as Executive Vice President and Chief Financial Officer of the Company in order to pursue other business opportunities. The Company is currently evaluating its alternatives with respect to filling the vacancy created by Mr. Shirley's resignation.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              EXHIBIT NO.                                   DESCRIPTION
              ----------                                    -----------
                  27                                  Financial Data Schedule

          (b) Reports on Form 8-K.
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCHERER HEALTHCARE, INC.
                                        (Registrant)



Date: August 21, 1995                   /s/ Robert P. Scherer, Jr.
                                        --------------------------
                                        Robert P. Scherer, Jr.
                                        Chairman

Date: August 21, 1995                   /s/ Gary W. Ruffcorn
                                        --------------------
                                        Gary W. Ruffcorn
                                        Principal Accounting Officer

                             SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

             The following exhibit is being filed with this report.


Exhibit                                                                  Page
Number                            Description                           Number
-------                           -----------                           ------
  27                       Financial Data Schedule                        15
                       (included only in EDGAR filing)
