Form 10-Q
period 1995-09-30
SCHERER HEALTHCARE INC
filed 1995-11-14
CIK 703598

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                      ------------------------------
                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                        COMMISSION FILE NO. 0-10552

                      ------------------------------
                         SCHERER HEALTHCARE, INC.
          (Exact name of registrant as specified in its Charter)


                  DELAWARE                         59-0688813
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)


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

                              YES  X           NO
                                 -----           -----


Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

                CLASS                      OUTSTANDING AS OF OCTOBER 31, 1995
  -----------------------------------      ----------------------------------
     Common Stock, $0.01 par value                      4,666,856



                               Page 1 of 16
                   Index of Exhibits appears on page 15

                         SCHERER HEALTHCARE, INC.

                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                             TABLE OF CONTENTS

ITEM                                                                     PAGE
NUMBER                PART I.  FINANCIAL INFORMATION                     NUMBER
------                                                                   ------
  1    Financial Statements:

       Condensed Consolidated Balance
       Sheets as of September 30, 1995 and
       March 31, 1995 ...................................................   3

       Condensed Consolidated Statements
       of Operations for the Three and Six Months
       Ended September 30, 1995 and 1994 ................................   5

       Condensed Consolidated Statements
       of Cash Flows for the Six Months
       Ended September 30, 1995 and 1994 ................................   6

       Notes to Condensed Consolidated
       Financial Statements .............................................   7

  2    Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations ...................................................    9

                        PART II.  OTHER INFORMATION

  4    Submission of Matters to a Vote of Security Holders .............   13

  6    Exhibits and Reports on Form 8-K ................................   13

       SIGNATURES ......................................................   14

       Index to Exhibits ...............................................   15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         SCHERER HEALTHCARE, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS


                                                             September 30, 1995      March 31, 1995
                                                             ------------------      --------------
CURRENT ASSETS
     Cash and cash equivalents                                    $ 1,756,000          $ 1,273,000
     Investments, at cost which approximates market                        --            3,232,000
     Accounts receivable, less allowance for doubtful
       accounts of $229,000 and $228,000, respectively              7,177,000            7,248,000
     Current maturities of notes receivable                           452,000              328,000
     Inventories                                                    5,572,000            5,644,000
     Prepaid and other                                                373,000              506,000
                                                                  -----------          -----------
        Total current assets                                       15,330,000           18,231,000
                                                                  -----------          -----------

PROPERTY AND EQUIPMENT                                             19,181,000           18,826,000
     Less accumulated depreciation                                 (6,352,000)          (5,389,000)
                                                                  -----------          -----------
     Net property and equipment                                    12,829,000           13,437,000
                                                                  -----------          -----------

OTHER ASSETS
     Cost in excess of net assets of
       businesses acquired, net                                     6,965,000            7,165,000
     Other investments, at cost                                       651,000              650,000
     Notes receivable, less current portion                           573,000            1,038,000
     Intangibles                                                      566,000              829,000
     Deferred taxes and other                                         329,000              329,000
                                                                  -----------          -----------
        Total other assets                                          9,084,000           10,011,000
                                                                  -----------          -----------
TOTAL ASSETS                                                      $37,243,000          $41,679,000
                                                                  -----------          -----------
                                                                  -----------          -----------


         See notes to condensed consolidated financial statements.

                         SCHERER HEALTHCARE, INC.
                  CONDENSED  CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            September 30, 1995    March 31, 1995
                                                            ------------------    --------------
CURRENT LIABILITIES
     Accounts payable                                           $ 3,371,000         $ 3,715,000
     Accrued expenses                                             4,451,000           5,071,000
     Line of credit and current maturities
       of debt obligations                                        1,483,000           3,423,000
     Deferred contract revenue                                      351,000             772,000
     Payable to affiliates                                        7,221,000           7,601,000
     Other                                                          152,000              58,000
                                                                -----------         -----------
          Total current liabilities                              17,029,000          20,640,000
                                                                -----------         -----------
LONG-TERM DEBT, net of current maturities                         4,938,000           4,944,000

OTHER LIABILITIES                                                   358,000             388,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY
  AND PARTNERSHIPS                                                1,226,000           1,221,000

STOCKHOLDERS' EQUITY
     Convertible preferred stock - $.01 par value,
       2,000,000 shares authorized;
       29,854 shares issued and outstanding
       (35,006 at March 31, 1995)                                        --                  --
     Common stock - $.01 par value,
       12,000,000 shares authorized;
       4,665,639 shares issued
       (4,642,814 at March 31, 1995);
       4,289,277 shares outstanding
       (4,266,452 at March 31, 1995)                                 47,000              46,000
     Capital in excess of par value                              22,316,000          22,317,000
     Accumulated deficit                                         (5,698,000)         (4,904,000)
     Less treasury stock, at cost                                (2,973,000)         (2,973,000)
                                                                -----------         -----------
          Total stockholders' equity                             13,692,000          14,486,000
                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $37,243,000         $41,679,000
                                                                -----------         -----------
                                                                -----------         -----------


         See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                       Three months ended                Six months ended
                                                          September 30,                    September 30,
                                                    ---------------------------    --------------------------
                                                         1995          1994            1995          1994
                                                    ------------  -------------    ------------  ------------

NET SALES                                            $11,561,000    $10,370,000     $23,240,000   $21,031,000
                                                     -----------    -----------     -----------   -----------
COSTS AND EXPENSES
     Cost of goods sold                                8,012,000      7,540,000      15,749,000    15,047,000
     Selling, general, and administrative              3,312,000      3,692,000       6,872,000     7,520,000
     Research and development                            579,000        717,000       1,084,000     1,387,000
                                                     -----------    -----------     -----------   -----------
       Total costs and expenses                       11,903,000     11,949,000      23,705,000    23,954,000
                                                     -----------    -----------     -----------   -----------
OPERATING LOSS                                          (342,000)    (1,579,000)       (465,000)   (2,923,000)

OTHER EXPENSE, net                                      (270,000)      (201,000)       (310,000)     (377,000)
                                                     -----------    -----------     -----------   -----------
LOSS BEFORE MINORITY INTEREST
   AND INCOME TAXES                                     (612,000)    (1,780,000)       (775,000)   (3,300,000)

MINORITY INTEREST IN NET
   LOSS OF SUBSIDIARY AND
   PARTNERSHIPS                                           20,000        580,000          36,000     1,123,000
                                                     -----------    -----------     -----------   -----------
LOSS BEFORE INCOME TAXES                                (592,000)    (1,200,000)       (739,000)   (2,177,000)

BENEFIT (PROVISION) FOR INCOME TAXES                     (19,000)       176,000         (55,000)      140,000
                                                     -----------    -----------     -----------   -----------
NET LOSS                                             $  (611,000)   $(1,024,000)    $  (794,000)  $(2,037,000)
                                                     -----------    -----------     -----------   -----------
                                                     -----------    -----------     -----------   -----------
NET LOSS PER COMMON SHARE                            $      (.14)   $      (.24)    $      (.19)  $      (.48)
                                                     -----------    -----------     -----------   -----------
                                                     -----------    -----------     -----------   -----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                         4,272,406      4,257,213       4,269,445     4,244,257
                                                     -----------    -----------     -----------   -----------
                                                     -----------    -----------     -----------   -----------



          See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Six months ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                               1995            1994
                                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $  (794,000)   $(2,037,000)
   Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization                                           1,296,000      1,466,000
     Minority interest                                                           4,000     (1,123,000)
     Gain on sale of assets                                                   (217,000)       (45,000)
     Other noncash charges and credits, net                                    (17,000)        66,000
   Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable, net                                                    72,000        610,000
     Inventories                                                                71,000       (287,000)
     Prepaid and other                                                         133,000       (152,000)
     Income taxes, net                                                         102,000       (238,000)
     Accounts payable and accrued expenses                                    (960,000)    (1,343,000)
     Deferred contract revenues                                               (421,000)      (325,000)
     Other liabilities                                                         (30,000)       (46,000)
                                                                           -----------    -----------
Net cash used for operating activities                                        (761,000)    (3,454,000)
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net                                 (263,000)    (1,026,000)
     Proceeds from disposition of assets                                       217,000        218,000
     Decrease in notes receivable                                              301,000        355,000
     Decrease (increase) in investments                                      3,270,000       (200,000)
     Other investing activities, net                                           230,000       (214,000)
                                                                           -----------    -----------
Net cash provided by (used for) investing activities                         3,755,000       (867,000)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayment of borrowings                                            (2,131,000)        (7,000)
     Advances from (repayments to) affiliated companies                       (380,000)     1,699,000
                                                                           -----------    -----------
Net cash provided by (used for) financing activities                        (2,511,000)     1,692,000
                                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  483,000     (2,629,000)

CASH AND CASH EQUIVALENTS, beginning of period                               1,273,000      3,547,000
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                   $ 1,756,000    $   918,000
                                                                           -----------    -----------
                                                                           -----------    -----------
NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
     Conversion of note receivable from Marquest to
        Marquest common stock                                              $        --    $ 2,500,000
                                                                           -----------    -----------
                                                                           -----------    -----------


           See notes to condensed consolidated financial statements.

                         SCHERER HEALTHCARE, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
The accompanying condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation.

NOTE 2.
The components of inventory consist of the following:

                                                         September 30, 1995      March 31, 1995
                                                         ------------------      --------------
Finished products                                            $1,870,000            $2,107,000
Work in progress                                                199,000               203,000
Containers, packaging, and raw materials                      3,503,000             3,334,000
                                                             ----------            ----------
                                                             $5,572,000            $5,644,000
                                                             ----------            ----------
                                                             ----------            ----------


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

Debt and obligations under capital leases consisted of the following:


                                                         September 30, 1995      March 31, 1995
                                                         ------------------      --------------
Obligations under line of credit arrangement                     --                $ 1,944,000
Swiss debt principal and accrued interest at 9%             $   824,000                813,000
Note payable to bank, due through fiscal 2004;
   variable interest rate, 8.375 % at September 30,
   1995                                                       1,188,000              1,234,000
Mortgage note payable due through fiscal 1999;
   prime plus 1/2%                                              458,000                466,000
Obligations under capital leases, due in varying
   installments through fiscal 1999                           1,133,000                935,000
Notes payable due fiscal 1996 at 18%                            116,000                220,000
Swiss notes payable due fiscal 1999 at 8%                     2,637,000              2,677,000
Other long-term debt                                             65,000                 78,000
                                                            -----------            -----------
                                                              6,421,000              8,367,000
Less current maturities                                      (1,483,000)            (3,423,000)
                                                            -----------            -----------
Long-term debt                                              $ 4,938,000            $ 4,944,000
                                                            -----------            -----------
                                                            -----------            -----------

NOTE 4.
At September 30, 1995 and March 31, 1995, the Company had payables to affiliates of approximately $7,221,000 and $7,601,000, respectively, due to Scherer Scientific, Ltd. and Scherer Capital, L.L.C.. These payables are due on demand and bear interest ranging from prime rate plus .5% to prime rate plus 2%. These entities are controlled by the majority stockholder of the Company.

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

NOTE 5.
On October 3, 1995, the Company sold certain of the assets of Scherer Healthcare, Ltd. (doing business as Custom Medical Products ("Custom Medical")) to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly-owned subsidiary of Cordis Corporation, for approximately $6,500,000. The assets acquired were those used in connection with Custom Medical's business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Custom Medical's facility located in Asheville, North Carolina. The net proceeds received to date, before income taxes, are approximately $4,700,000. The Company expects to record a pretax gain of approximately $2,600,000 in the third quarter; however, it has not finalized the effects of the transaction. The Company will continue in the business of providing nonwoven apparel for industrial uses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                       Three months ended          Six months ended
                                                         September 30,               September 30,
                                                   -------------------------   -------------------------
                                                      1995          1994          1995          1994
                                                   -----------   -----------   -----------   -----------
NET SALES:
  Medical Device and Surgical/Safety
  Disposables Segment
    Marquest Medical Products, Inc.                $ 5,193,000   $ 4,597,000   $10,477,000   $ 9,496,000
    Custom Medical Products                          3,310,000     2,909,000     6,453,000     5,690,000
  Waste Management Services Segment                  2,640,000     2,467,000     5,263,000     4,937,000
  Pharmaceutical Research and Development Segment      211,000       165,000       421,000       363,000
  Consumer Healthcare Products Segment                 207,000       232,000       626,000       545,000
                                                   -----------   -----------   -----------   -----------
      Company Totals                               $11,561,000   $10,370,000   $23,240,000   $21,031,000
                                                   -----------   -----------   -----------   -----------
                                                   -----------   -----------   -----------   -----------

OPERATING INCOME (LOSS):
  Medical Device and Surgical/Safety
  Disposables Segment
    Marquest Medical Products, Inc.                $   149,000   $  (814,000)  $   104,000   $(1,694,000)
    Custom Medical Products                            (41,000)      (93,000)       95,000      (157,000)
  Waste Management Services Segment                    185,000       187,000       453,000       533,000
  Pharmaceutical Research and Development Segment     (422,000)     (765,000)     (829,000)   (1,414,000)
  Consumer Healthcare Products Segment                  48,000        51,000       229,000       153,000
  Corporate                                           (261,000)     (145,000)     (517,000)     (344,000)
                                                   -----------   -----------   -----------   -----------
      Company Totals                               $  (342,000)  $(1,579,000)  $  (465,000)  $(2,923,000)
                                                   -----------   -----------   -----------   -----------
                                                   -----------   -----------   -----------   -----------




The Company's net sales increased by 11% to $11,561,000 for the second quarter of fiscal 1996 from $10,370,000 for the second quarter of fiscal 1995. The Company's operating loss decreased to $342,000 for the second quarter of fiscal 1996 from $1,579,000 during the same period in fiscal 1995. The Company reduced its cost of sales from 73% of net sales in the second quarter of fiscal 1995 to 69% in the second quarter of fiscal 1996 and its selling, general and administrative expenses from 36% of net sales in the second quarter of fiscal 1995 to 29% in the second quarter of fiscal 1996.

For the first six months of fiscal 1996, the Company's net sales increased by 11% to $23,240,000 from $21,031,000 during the first six months of fiscal 1995. The Company's operating loss decreased to $465,000 for the six months ended September 30, 1995 from $2,923,000 during the same period in fiscal 1995. The Company reduced its cost of sales from 72% of net sales in the first six months of fiscal 1995 to 68% in the first six months of fiscal 1996 and its selling, general and administrative expenses from 36% of net sales in the first six months of fiscal 1995 to 30% in the first six months of fiscal 1996.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

MARQUEST MEDICAL PRODUCTS, INC. Sales of the Company's 40% owned subsidiary, Marquest Medical Products, Inc. ("Marquest"), increased 13% to $5,193,000 for the second quarter of fiscal 1996 from $4,597,000 during the same period in fiscal 1995 and Marquest's net sales increased 10% to $10,477,000 for the six months ended September 30, 1995 from $9,496,000 during the same period in fiscal 1995. Marquest's sales in the first half of fiscal 1995 were lower than in fiscal 1996 due to a decline in sales to hospitals which Marquest believes was due primarily to the uncertainties of healthcare reform. Also, many of Marquest's distributors purchased high levels of product during the fourth quarter of fiscal 1994 which depressed Marquest's sales in the first quarter of fiscal 1995.

Marquest reported operating income of $149,000 in the second quarter of fiscal 1996 compared to an operating loss of $814,000 in the same quarter of fiscal 1995 and operating income of $104,000 for the six months ended September 30, 1995 compared to an operating loss of $1,694,000 during the same period in fiscal 1995. The operating improvements are a result of the increase in sales discussed above combined with an emphasis on cost reduction. Marquest reduced manufacturing costs and administrative expenses by reductions in personnel, improved operational efficiencies and increased vertical integration of the manufacturing processes. Primarily, as a result of these measures, Marquest reduced its cost of sales from 77% of net sales for the six months ended September 30, 1994 to 69% for the same period in fiscal 1996 and Marquest reduced its selling, general and administrative expenses from 40% of net sales for the six months ended September 30, 1994 to 30% for the same period in fiscal 1996.

CUSTOM MEDICAL PRODUCTS. Scherer Healthcare, Ltd., which is a majority owned partnership of the Company conducting business under the name Custom Medical Products ("Custom Medical"), experienced a 14% increase in sales to $3,310,000 in the second quarter of fiscal 1996 from $2,909,000 in the second quarter of fiscal 1995. This increase was primarily attributable to increased sales of its surgical disposable trays to Cordis Corporation ("Cordis"). During the second quarter of fiscal 1996, Custom Medical entered into an agreement with Cordis which, among other things, required Cordis to purchase all finished surgical disposable trays as determined by a physical inventory taken on August 5, 1995. In addition to the purchase of the finished trays, Cordis agreed to a 10% increase in the price of the trays.

For the six months ended September 30, 1995, Custom Medical's net sales increased 13% to $6,453,000 from $5,690,000 during the same period in fiscal 1995. This sales growth can be attributed to the increase in the sales of its surgical disposable trays during the second quarter and to an increase in sales (approximately $436,000) of its disposable specialty apparel, which is sold to the industrial and clean room markets, during the first six months of fiscal 1996 compared to the first six months of fiscal 1995. The increase in the sales of the disposable specialty apparel is primarily due to the introduction of two new fabric lines.

Custom Medical's operating loss decreased to $41,000 during the second quarter of fiscal 1996 from $93,000 during the second quarter of fiscal 1995; however, for the six months ended September 30, 1995, Custom Medical reported operating income of $95,000 compared to an operating loss of $157,000 for the same period in fiscal 1995. The agreement that Custom Medical entered into with Cordis, effective April 1, 1995, required Cordis to reimburse Custom Medical a monthly shortfall amount ($52,500 per month for the period from April to July 1995 and $42,500 for the months of August and September 1995) to help offset monthly losses incurred under the contract with Cordis to assemble surgical disposable trays. Custom Medical experienced substantial losses under its surgical trays contract with Cordis during the first six months of fiscal 1995.

On October 3, 1995, Custom Medical sold certain of its assets to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly-owned subsidiary of Cordis. The assets acquired by Cordis Medical were those used in connection with Custom Medical's business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to
hospitals and other healthcare providers.    Effective with this transaction,
all contracts and agreements with Cordis were terminated. Custom Medical will continue to operate in the business of providing nonwoven apparel for industrial uses. This transaction will decrease net sales (approximately $5,300,000 for the six months ended September 30, 1995); however, it is not expected to have a material effect on operating margins or operating cash flows.

WASTE MANAGEMENT SERVICES SEGMENT

Sales in the Company's Waste Management Services segment increased approximately 7% to $2,640,000 in the second quarter of fiscal 1996 from $2,467,000 in the second quarter of fiscal 1995. For the six months ended September 30, 1995, net sales also increased approximately 7% to $5,263,000 from $4,937,000 during the same period in fiscal 1995. The increase in sales is due to the continuing acquisition of new waste disposal contracts with hospitals. Operating income, however, decreased 15% or $80,000 to $453,000 in the six months ended September 30, 1995 compared to $533,000 in the same period of fiscal 1995. The decrease in operating income was primarily caused by a rise in operating costs that could not be offset due to the current pricing pressure in both the hospital and physician markets combined with an increase in insurance costs in fiscal 1996.

PHARMACEUTICAL RESEARCH AND DEVELOPMENT SEGMENT

Biofor, Inc., a majority owned subsidiary of the Company operating the Company's Pharmaceutical Research and Development Segment, decreased its operating loss 45% to $422,000 for the second quarter of fiscal 1996 from $765,000 during the second quarter of fiscal 1995 and decreased its operating loss 41% to $829,000 for the six months ended September 30, 1995 from $1,414,000 during the same period in fiscal 1995. In the fourth quarter of fiscal 1995, Biofor wrote down certain intangible assets to their net realizable value which reduced the quarterly amortization expense associated with those intangible assets by approximately $81,000. During the second quarter of fiscal 1996, Biofor ceased further drug design efforts and is concentrating solely on an existing third party research contract. As a result, Biofor had a reduction in its personnel, incurring a one-time charge during the quarter of approximately $275,000, and also reduced its testing and laboratory expenses. Upon completion of the third party research contract, which expires in February 1996, the Company will evaluate whether or not it will continue operating Biofor as a contract research firm.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Sales for the Consumer Healthcare Products segment decreased 11% to $207,000 in the second quarter of fiscal 1996 from $232,000 in the second quarter of fiscal 1995. For the first six months of fiscal 1996, net sales increased 15% to $626,000 compared to $545,000 during the same period in fiscal 1995. The record level of sales of certain over-the-counter products achieved during the first quarter of fiscal 1996 negatively affected the level of sales of the same products during the second quarter of fiscal 1996. The sales growth during the first quarter of fiscal 1996 was due to an increase in sales to McKesson Drug Co. ("McKesson"), the primary wholesaler to Wal-Mart.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH USED BY OPERATIONS.
The Company's (excluding Marquest) cash used for operating activities decreased to approximately $353,000 for the first six months of fiscal 1996 from approximately $2,801,000 during the same period of fiscal 1995. The decrease in use of operating cash is primarily attributable to Custom Medical's improved working capital management. During the first half of fiscal 1995, Custom Medical made significant inventory purchases in anticipation of projected sales increases under the Cordis contract. The anticipated level of sales did not materialize and an effort was made to reduce inventory levels in fiscal 1995 and continued through the first half of fiscal 1996. Custom Medical also improved its collection of accounts receivable during the six months ended September 30, 1995 compared to the same period in fiscal 1995, primarily due to improved collection of amounts owed by Cordis.

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

The Affiliate Loans are payable on demand and bear interest at rates ranging from prime rate plus .5% to prime rate plus 2%. At September 30, 1995, approximately $7,221,000 in Affiliate Loans were payable by the Company and its subsidiaries.

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

The net proceeds received to date, before income taxes, from the sale of the assets used in connection with Custom Medical's Medical Business to Cordis Medical are approximately $4,700,000. The Company will use the proceeds to repay a portion of the Affiliate Loans. The remaining balance of the Affiliate Loans will be restructured to include fixed payment terms, uniform interest rates, cross collateralization and guarantees. As a result, the Company will substantially reduce its debt and the related interest expense. Additionally, the Company is discussing a line of credit arrangement with Scherer Captial L.L.C. The line of credit would provide the Company with an additional capital resource.

MARQUEST

The following events affecting the liquidity of Marquest occurred in the first half of fiscal 1996: (i) Marquest sold its 10% investment in Seabrook Medical Systems, Inc., realizing proceeds of $200,000; (ii) Marquest negotiated a repayment plan with the IRS for $745,000 in taxes owed plus interest, whereby Marquest paid $400,000 in June 1995, with the remaining balance due in monthly installments over a two-year period; and (iii) Marquest settled a lawsuit in May 1995 with former officers of Marquest whereby Marquest agreed to pay a total of $725,000 plus interest at 9%. A total of $200,000 was paid in May 1995 and the remainder will be paid in monthly installments through September 1998.

Marquest has taken several steps in fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of independent manufacturer's representatives, (ii) cost reductions in all departments, and
(iii) ordering of equipment to increase the automation of Marquest's manufacturing process.

Management of Marquest believes that it can fund its current operating levels and meet its obligations as they come due through the third quarter of fiscal 1996 from existing cash. Thereafter, the viability of Marquest will be dependent on increasing operating income and, if necessary, the successful completion of external financing arrangements, which Marquest is currently negotiating. There can be no assurance that operating income can be increased or that external financing will be available to meet operating requirements and there remains substantial doubt about Marquest's ability to continue as a going concern.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on August 24, 1995 for the purposes of electing the Board of Directors and to transact such other business as properly may come before the Annual Meeting. The following members were elected to the Board of Directors:

                                                For                Withheld
                                             ---------             --------
         Stephen A. Lukas, Sr.               3,066,836               5,364
         Kenneth H. Robertson                3,066,846               5,354
         Robert P. Scherer, Jr.              3,066,846               5,354
         William J. Thompson                 3,066,856               5,344


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            Exhibit No.                                   Description
            -----------                                   -----------
                27                                  Financial Data Schedule

         (b) Reports on Form 8-K.
             None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHERER HEALTHCARE, INC.
      (Registrant)


Date:  November 14, 1995               /s/ Robert P. Scherer, Jr.
                                       --------------------------
                                       Robert P. Scherer, Jr.
                                       Chairman


Date:  November 14, 1995               /s/ Gary W. Ruffcorn
                                       --------------------
                                       Gary W. Ruffcorn
                                       Principal Accounting Officer

                            SCHERER HEALTHCARE, INC.

                               INDEX OF EXHIBITS

             The following exhibit is being filed with this report.




Exhibit                                                                   Page
Number                          Description                              Number
-------                     -------------------                          ------
  27                      Financial Data Schedule                          16
                      (included only in EDGAR filing)