Form 10-Q
period 1995-12-31
SCHERER HEALTHCARE INC
filed 1996-02-20
CIK 703598

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                           COMMISSION FILE NO. 0-10552

                          ----------------------------
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

                      YES  X                       NO
                         -----                       -----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:



                  CLASS                    OUTSTANDING AS OF JANUARY 31, 1996
    ---------------------------------      ----------------------------------
      Common Stock, $0.01 par value                     4,291,361



                                  Page 1 of 16
                      Index of Exhibits appears on page 15

                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
NUMBER                   PART I.  FINANCIAL INFORMATION                   NUMBER
------                                                                    ------

  1            Financial Statements:

               Condensed Consolidated Balance
               Sheets as of December 31, 1995 and
               March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .   3

               Condensed Consolidated Statements
               of Operations for the Three and Nine Months
               Ended December 31, 1995 and 1994. . . . . . . . . . . . . .    5

               Condensed Consolidated Statements
               of Cash Flows for the Nine Months
               Ended December 31, 1995 and 1994. . . . . . . . . . . . . .    6

               Notes to Condensed Consolidated
               Financial Statements. . . . . . . . . . . . . . . . . . . .    7

  2            Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations . . . . . . . . . . . . . . . . . . . . . . .    9

                           PART II.  OTHER INFORMATION

  6            Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    13

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .    14

               Index to Exhibits . . . . . . . . . . . . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       SCHERER HEALTHCARE, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                ASSETS


                                                         December 31, 1995    March 31, 1995
                                                         -----------------    --------------
 CURRENT ASSETS
      Cash and cash equivalents                             $ 2,968,000        $ 1,273,000
      Investments, at cost which approximates market              -              3,232,000
      Accounts receivable, less allowance for doubtful
        accounts of $243,000 and $228,000, respectively       5,913,000          7,248,000
      Current maturities of notes receivable                    241,000            328,000
      Inventories                                             3,643,000          5,644,000
      Prepaid and other                                         442,000            506,000
                                                            -----------        -----------
         Total current assets
                                                             13,207,000         18,231,000
                                                            -----------        -----------

 PROPERTY AND EQUIPMENT
      Less accumulated depreciation                          17,544,000         18,826,000
      Net property and equipment                             (5,982,000)        (5,389,000)
                                                            -----------        -----------
                                                             11,562,000         13,437,000
                                                            -----------        -----------

 OTHER ASSETS
      Cost in excess of net assets of
        businesses acquired, net
      Other investments, at cost                              6,887,000          7,165,000
      Notes receivable, less current portion                    650,000            650,000
      Intangibles                                               540,000          1,038,000
      Deferred taxes                                            432,000            829,000
      Other                                                     329,000            329,000
         Total other assets
                                                                187,000              -
                                                            -----------        -----------
                                                              9,025,000         10,011,000
                                                            -----------        -----------

 TOTAL ASSETS                                               $33,794,000        $41,679,000
                                                            -----------        -----------
                                                            -----------        -----------


                       See notes to condensed consolidated financial statements.
                                       SCHERER HEALTHCARE, INC.
                                CONDENSED  CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31, 1995     March 31, 1995
                                                         -----------------     --------------
 CURRENT LIABILITIES
      Accounts payable                                      $ 1,936,000        $ 3,715,000
      Accrued expenses                                        5,136,000          5,071,000
      Line of credit and current maturities
        of debt obligations                                     967,000          3,423,000
      Deferred contract revenue                                 140,000            772,000
      Payable to affiliates                                   3,380,000          7,601,000
      Other                                                     137,000             58,000
                                                            -----------        -----------

           Total current liabilities                         11,696,000         20,640,000
                                                            -----------        -----------

 LONG-TERM DEBT, net of current maturities                    4,684,000          4,944,000

 OTHER LIABILITIES                                              367,000            388,000

 COMMITMENTS AND CONTINGENCIES

 MINORITY INTERESTS IN SUBSIDIARY
 AND PARTNERSHIPS                                             1,035,000          1,221,000

 STOCKHOLDERS' EQUITY
      Convertible preferred stock - $.01 par value,
        2,000,000 shares authorized;
        29,396 shares issued and outstanding                        -                 -
        (35,006 at March 31, 1995)
      Common stock - $.01 par value,
        12,000,000 shares authorized;
        4,667,666 shares issued
        (4,642,814 at March 31, 1995);
        4,291,304 shares outstanding                             47,000             46,000
        (4,266,452 at March 31, 1995)
      Capital in excess of par value                         22,316,000         22,317,000
      Accumulated deficit                                    (3,378,000)        (4,904,000)
      Less treasury stock, at cost                           (2,973,000)        (2,973,000)
                                                            -----------        -----------

           Total stockholders' equity                        16,012,000         14,486,000
                                                            -----------        -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $33,794,000        $41,679,000
                                                            -----------        -----------
                                                            -----------        -----------


               See notes to condensed consolidated financial statements.

                                                 SCHERER HEALTHCARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                          Three months ended                       Nine months ended
                                                             December 31,                             December 31,
                                                   --------------------------------         --------------------------------
                                                      1995                 1994                1995                 1994
                                                   -----------          -----------         -----------          -----------
 NET SALES                                         $ 9,477,000          $10,814,000         $32,717,000          $31,845,000
                                                   -----------          -----------         -----------          -----------

 COSTS AND EXPENSES
      Cost of goods sold                             6,203,000            7,834,000          21,952,000           22,882,000
      Selling, general, and administrative           3,031,000            3,679,000           9,903,000           11,199,000
      Research and development                         246,000              673,000           1,330,000            2,058,000
                                                   -----------          -----------         -----------          -----------

        Total costs and expenses                     9,480,000           12,186,000          33,185,000           36,139,000
                                                   -----------          -----------         -----------          -----------


 OPERATING LOSS                                         (3,000)          (1,372,000)           (468,000)          (4,294,000)
                                                   -----------          -----------         -----------          -----------

 OTHER INCOME (EXPENSE)
      Interest income                                  147,000              224,000             288,000              497,000
      Interest expense                                (276,000)            (383,000)           (957,000)          (1,002,000)
      Gain on sale of assets                         2,806,000                7,000           3,023,000               53,000
      Other, net                                        50,000              145,000              63,000               66,000
                                                   -----------          -----------         -----------          -----------

        Total other income (expense)                 2,727,000               (7,000)          2,417,000             (386,000)
                                                   -----------          -----------         -----------          -----------

 INCOME (LOSS) BEFORE MINORITY
 INTEREST AND INCOME TAXES                           2,724,000           (1,379,000)          1,949,000           (4,680,000)

 MINORITY INTEREST IN NET
      LOSS OF SUBSIDIARY AND
      PARTNERSHIPS                                     191,000              453,000             227,000            1,575,000
                                                   -----------          -----------         -----------          -----------

 INCOME (LOSS) BEFORE INCOME TAXES                   2,915,000             (926,000)          2,176,000           (3,105,000)

 BENEFIT (PROVISION) FOR INCOME TAXES                 (595,000)              56,000            (650,000)             197,000
                                                   -----------          -----------         -----------          -----------

 NET INCOME (LOSS)                                 $ 2,320,000          $  (870,000)        $ 1,526,000          $(2,908,000)
                                                   -----------          -----------         -----------          -----------
                                                   -----------          -----------         -----------          -----------


 NET INCOME (LOSS) PER COMMON SHARE                $       .54          $      (.20)        $       .36          $      (.68)
                                                   -----------          -----------         -----------          -----------
                                                   -----------          -----------         -----------          -----------
 WEIGHTED AVERAGE SHARES
      OUTSTANDING                                    4,290,677            4,266,216           4,276,548            4,251,603
                                                   -----------          -----------         -----------          -----------
                                                   -----------          -----------         -----------          -----------



              See notes to condensed consolidated financial statements.

                                               SCHERER HEALTHCARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                     Nine months ended
                                                                                        December 31,
                                                                               ------------------------------
                                                                                  1995               1994
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $1,526,000         $(2,908,000)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                             1,783,000           2,189,000
      Minority interest                                                          (186,000)         (1,575,000)
      Gain on sale of assets                                                   (3,023,000)            (53,000)
      Other noncash charges and credits, net                                      (30,000)             70,000
   Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable, net                                                  1,427,000             292,000
      Inventories                                                                (320,000)            342,000
      Prepaid and other                                                           148,000            (373,000)
      Income taxes, net                                                            16,000             865,000
      Accounts payable and accrued expenses                                      (801,000)         (1,869,000)
      Deferred contract revenues                                                 (631,000)           (536,000)
      Other liabilities                                                           (36,000)               -
                                                                               -----------         -----------
 Net cash used for operating activities                                          (127,000)         (3,556,000)
                                                                               -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment, net                                   (407,000)         (1,482,000)
      Proceeds from sale of assets                                              5,040,000             225,000
      Decrease in notes receivable                                                584,000             278,000
      Decrease in investments                                                   3,232,000                -
      Other investing activities, net                                             129,000            (166,000)
                                                                               -----------         -----------
 Net cash provided by (used for) investing activities                           8,578,000          (1,145,000)
                                                                               -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayment of) proceeds from borrowings                              (2,535,000)              2,000
      Net (repayments to) advances from affiliated companies                   (4,221,000)          2,030,000
                                                                               -----------         -----------
 Net cash provided by (used for) financing activities                          (6,756,000)          2,032,000
                                                                               -----------         -----------

 INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                    1,695,000          (2,669,000)

 CASH AND CASH EQUIVALENTS, beginning of period                                 1,273,000           3,547,000
                                                                               ----------         -----------

 CASH AND CASH EQUIVALENTS, end of period                                      $2,968,000         $   878,000
                                                                               ----------         -----------
                                                                               ----------         -----------
 NON CASH INVESTING AND FINANCING
 TRANSACTIONS:
      Conversion of note receivable from Marquest to
         Marquest common stock                                                 $    -             $ 2,500,000
                                                                               -----------        -----------
                                                                               -----------        -----------



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


NOTE 2.
The components of inventory consist of the following:


                                            December 31, 1995    March 31, 1995
                                            -----------------    --------------
 Finished products                              $1,367,000         $2,107,000
 Work in progress                                  203,000            203,000
 Containers, packaging, and raw materials        2,073,000          3,334,000
                                                ----------         ----------

                                                $3,643,000         $5,644,000
                                                ----------         ----------
                                                ----------         ----------


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

Debt and obligations under capital leases consisted of the following:


                                                    December 31, 1995    March 31, 1995
                                                    -----------------    --------------
Obligations under line of credit arrangement         $    -                $1,944,000
Swiss debt principal and accrued interest at 9%         403,000               813,000
Note payable to bank, due through January 2000;
   variable interest rate, 8.375 % at December 31,
   1995                                               1,003,000             1,234,000
Mortgage note payable due through fiscal 1999;
   prime plus 1/2%                                       -                    466,000
Obligations under capital leases, due in varying
   installments through fiscal 1999                   1,336,000               935,000
Notes payable due fiscal 1996 at 18%                        -                 220,000
Swiss notes payable due fiscal 1999 at 8%             2,896,000             2,677,000
Other long-term debt                                     13,000                78,000
                                                     -----------           -----------
                                                      5,651,000             8,367,000
Less current maturities                                (967,000)           (3,423,000)
                                                     -----------           -----------
Long-term debt                                       $4,684,000            $4,944,000
                                                     -----------           -----------
                                                     -----------           -----------

NOTE 4.
At December 31, 1995 and March 31, 1995, the Company had payables to affiliates of approximately $3,380,000 and $7,601,000, respectively, due to Scherer Scientific, Ltd. and Scherer Capital, L.L.C. $2,275,000 of these payables are due on demand and bear interest at prime rate plus .5% and the balance, or
$1,105,000, is due February 1996 and bears interest at a rate of 9.25%.   These
entities are controlled by the majority stockholder of the Company.

In December 1995, Scherer Capital, L.L.C. loaned Marquest Medical Products, Inc., a 40% owned subsidiary of the Company ("Marquest"), $1,100,000 at 9.25%. The loan is due February 1996 and is collateralized by Marquest's accounts receivable and inventory. Marquest and Scherer Capital L.L.C. are currently discussing an extension to the term of the loan.

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

NOTE 5.
On October 3, 1995, the Company sold certain of the assets of Scherer Healthcare, Ltd. (doing business as Custom Medical Products ("Custom Medical")) to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly-owned subsidiary of Cordis Corporation, for approximately $6,600,000. The assets acquired were those used in connection with Custom Medical's business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Custom Medical's facility located in Asheville, North Carolina. The net proceeds received to date, before income taxes, are approximately $4,800,000 and the Company recorded a pretax gain of approximately $2,800,000 in the third quarter. The Company continues in the business of providing nonwoven apparel for industrial uses under the name Protective Disposable Apparel.

NOTE 6.
During the third quarter of fiscal 1996, Marquest settled certain tax issues related to audits by the Internal Revenue Service ("IRS") for fiscal years 1982-1988. The Company recorded a tax provision of $697,000 for Marquest in the third quarter and Marquest is currently negotiating a repayment plan with the IRS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                      Three months ended                  Nine months ended
                                                         December 31,                        December 31,
                                                -------------------------------     --------------------------------
                                                    1995               1994             1995                1994
                                                -------------      ------------     -------------       ------------
NET SALES:
  Medical Device and Surgical/Safety
  Disposables Segment:
    Marquest Medical Products, Inc.              $ 5,739,000        $ 5,234,000      $16,216,000        $14,730,000
    Scherer Healthcare, Ltd. (a)                     575,000          2,617,000        7,028,000          8,307,000
  Waste Management Services Segment                2,720,000          2,556,000        7,983,000          7,493,000
  Pharmaceutical Research and Development
    Segment                                          210,000            212,000          631,000            575,000
  Consumer Healthcare Products Segment               233,000            195,000          859,000            740,000
                                                 -----------        -----------      -----------        -----------
      Company Totals                             $ 9,477,000        $10,814,000      $32,717,000        $31,845,000
                                                 -----------        -----------      -----------        -----------
                                                 -----------        -----------      -----------        -----------

OPERATING INCOME (LOSS):
  Medical Device and Surgical/Safety
  Disposables Segment:
    Marquest Medical Products, Inc.             $    144,000       $   (523,000)    $    248,000        $(2,217,000)
    Scherer Healthcare, Ltd. (a)                    (127,000)          (176,000)         (32,000)          (333,000)
  Waste Management Services Segment                  228,000             78,000          681,000            611,000
  Pharmaceutical Research and Development
    Segment                                          (80,000)          (688,000)        (909,000)        (2,102,000)
  Consumer Healthcare Products Segment                75,000             30,000          304,000            183,000
  Corporate                                         (243,000)           (93,000)        (760,000)          (436,000)
                                                -------------       ------------    -------------       ------------
     Company Totals                                   (3,000)       $(1,372,000)    $   (468,000)       $(4,294,000)
                                                -------------       ------------    -------------       ------------
                                                -------------       ------------    -------------       ------------


     (a) On October 3, 1995, Scherer Healthcare, Ltd., a majority owned partnership of the Company which had been conducting business under the name Custom Medical Products, sold certain of its assets that were used in connection with its business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Scherer Healthcare, Ltd. continues to operate in the business of providing nonwoven apparel for industrial uses under the name Protective Disposable Apparel.

The Company's net sales decreased by 12% to $9,477,000 for the third quarter of fiscal 1996 from $10,814,000 for the third quarter of fiscal 1995; however, the third quarter of fiscal 1995 includes three months of net sales for the Medical Business, or $2,283,000. The Company's operating loss decreased to $3,000 for the third quarter of fiscal 1996 from $1,372,000 during the same period in fiscal 1995. The Company reduced its cost of sales from 72% of net sales in the third quarter of fiscal 1995 to 65% in the third quarter of fiscal 1996 and its selling, general and administrative expenses from 34% of net sales in the third quarter of fiscal 1995 to 32% in the third quarter of fiscal 1996.

For the first nine months of fiscal 1996, the Company's net sales increased by 3% to $32,717,000 from $31,845,000 during the first nine months of fiscal 1995; however, fiscal 1995 includes nine months of net sales for the Medical Business, or $7,301,000, and fiscal 1996 includes only six months of net sales for the Medical Business, or $5,344,000. The Company's operating loss decreased to $468,000 for the nine months ended December 31, 1995 from $4,294,000 during the same period in fiscal 1995. The Company reduced its cost of sales from 72% of net sales in the first nine months of fiscal 1995 to 67% in the first nine months of fiscal 1996 and its selling, general and administrative expenses from 35% of net sales in the first nine months of fiscal 1995 to 30% in the first nine months of fiscal 1996.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

MARQUEST MEDICAL PRODUCTS, INC.   Net sales of the Company's 40% owned
subsidiary, Marquest Medical Products, Inc. ("Marquest"), increased 10% to $5,739,000 for the third quarter of fiscal 1996 from $5,234,000 during the same period in fiscal 1995 and Marquest's net sales increased 10% to $16,216,000 for the nine months ended December 31, 1995 from $14,730,000 during the same period in fiscal 1995. Marquest's sales in the first quarter of fiscal 1995 were low due to a decline in sales to hospitals which Marquest believes was due primarily to the uncertainties of healthcare reform. Also, many of Marquest's distributors purchased high levels of product during the fourth quarter of fiscal 1994 which depressed Marquest's sales in the first quarter of fiscal 1995. During the first nine months of fiscal 1996, Marquest implemented a network of independent manufacturer's representatives which supplements its sales force.

Marquest reported operating income of $144,000 in the third quarter of fiscal 1996 compared to an operating loss of $523,000 in the same quarter of fiscal 1995 and operating income of $248,000 for the nine months ended December 31, 1995 compared to an operating loss of $2,217,000 during the same period in fiscal 1995. The operating improvements are a result of the increase in sales discussed above combined with an emphasis on cost reduction. Marquest reduced manufacturing costs and administrative expenses by reductions in personnel, improved operational efficiencies and increased vertical integration of the manufacturing processes. Primarily, as a result of these measures, Marquest reduced its cost of sales from 77% of net sales for the nine months ended December 31, 1994 to 69% for the same period in fiscal 1996 and Marquest reduced its selling, general and administrative expenses from 38% of net sales for the nine months ended December 31, 1994 to 29% for the same period in fiscal 1996.

SCHERER HEALTHCARE, LTD.   On October 3, 1995, Scherer Healthcare, Ltd., a
majority owned partnership of the Company which had been conducting business under the name Custom Medical Products ("Scherer Ltd."), sold certain assets of Scherer Ltd. to Cordis Medical Products ("Cordis Medical"), a wholly-owned subsidiary of Cordis Corporation ("Cordis"). The assets acquired by Cordis Medical were those used in connection with Scherer Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Effective with the transaction, all contracts and
agreements with Cordis were terminated.   Scherer Ltd. continues to operate in
the business of providing nonwoven apparel for industrial uses (the "Industrial Business") under the name Protective Disposable Apparel.

Scherer Ltd.'s net sales for the third quarter of fiscal 1996 decreased 78% to $575,000 from $2,617,000 during the third quarter of fiscal 1995; however, the third quarter of fiscal 1995 includes three months of net sales for the Medical Business, or $2,283,000, with no corresponding net sales during the third quarter of fiscal 1996. Scherer Ltd.'s net sales for the Industrial Business during the third quarter of fiscal 1996 increased 72% to $575,000 from $334,000 during the third quarter of fiscal 1995. The increase in sales is primarily due to the introduction of two new fabric lines.

Scherer Ltd.'s operating loss for the third quarter of fiscal 1996 decreased 28% to $127,000 from $176,000 during the third quarter of fiscal 1995. The operating loss for the third quarter of fiscal 1995 includes approximately $106,000 of losses incurred by the Medical Business primarily due to losses incurred under Scherer Ltd.'s contract with Cordis to assemble surgical disposable trays. For the third quarter of fiscal 1996, Scherer Ltd.'s operating loss for the Industrial Business increased 9% to $76,000 from $70,000 during the third quarter of fiscal 1995 as the increase in sales were directly offset by increases in cost of materials and subcontracted labor.

For the nine months ended December 31, 1995, Scherer Ltd.'s net sales decreased 15% to $7,028,000 from $8,307,000 during the same period in fiscal 1995; however, fiscal 1995 includes nine months of net sales for the Medical Business, or $7,301,000, and fiscal 1996 includes only six months of net sales for the Medical Business, or $5,344,000. Scherer Ltd.'s net sales for the Industrial Business during the nine months ended December 31, 1995 increased 67% to $1,684,000 from $1,006,000 during the same period for fiscal 1995. The increase in net sales for the Industrial Business can be attributed to the introduction of two new fabric lines.

Scherer Ltd.'s operating loss for the nine months ended December 31, 1995 decreased 90% to $32,000 from $333,000 during the same period in fiscal 1995. Scherer Ltd. experienced substantial losses under its surgical trays contract with Cordis during fiscal 1995 and entered into a new agreement with Cordis, effective April 1, 1995, which required Cordis, among other things, to reimburse Scherer Ltd. a monthly shortfall amount ($52,000 per month for the period from April to July 1995 and $42,500 per month for the months of August and September
1995) to help offset monthly losses incurred under the contract. This contract was terminated upon the sale of the Medical Business to Cordis Medical.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services segment increased approximately 6% to $2,720,000 in the third quarter of fiscal 1996 from $2,556,000 in the third quarter of fiscal 1995. For the nine months ended December 31, 1995, net sales increased approximately 7% to $7,983,000 from $7,493,000 during the same period in fiscal 1995. The increase in sales is due to the continuing acquisition of new waste disposal contracts with hospitals.

Operating income increased $150,000 to $228,000 for the third quarter of fiscal 1996 from $78,000 during the same quarter in fiscal 1995 and increased 11% to $681,000 for the nine months ended December 31, 1995 from $611,000 during the same period in fiscal 1995. The improvement in operating income for the quarter can be attributed to a decrease in insurance expense and recording a one-time sales tax expense during the third quarter of fiscal 1995 pursuant to a three year assessment from a sales tax audit. Prior to the third quarter of fiscal 1996, operating income decreased even though this segment reported consistent increases in net sales. This decrease in operating income was primarily caused by a rise in operating costs that could not be offset due to pricing pressures in both the hospital and physician markets.

PHARMACEUTICAL RESEARCH AND DEVELOPMENT SEGMENT

Biofor, Inc., a majority owned subsidiary of the Company operating the Company's Pharmaceutical Research and Development Segment, decreased its operating loss 88% to $80,000 for the third quarter of fiscal 1996 from $688,000 during the third quarter of fiscal 1995 and decreased its operating loss 57% to $909,000 for the nine months ended December 31, 1995 from $2,102,000 during the same period in fiscal 1995. In the fourth quarter of fiscal 1995, Biofor wrote down certain intangible assets to their net realizable value which reduced the quarterly amortization expense associated with those intangible assets by approximately $81,000. During the second quarter of fiscal 1996, Biofor ceased further drug design efforts and is concentrating solely on an existing third party research contract. As a result, Biofor had a reduction in its personnel, incurring a one-time charge during the second quarter of approximately $275,000, and also reduced its testing and laboratory expenses. The Company is evaluating whether or not it will continue operating Biofor as a contract research firm upon completion of the third party research contract, which expires in March 1996.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Sales for the Consumer Healthcare Products segment increased 19% to $233,000 in the third quarter of fiscal 1996 from $195,000 in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, net sales increased 16% to $859,000 compared to $740,000 during the same period in fiscal 1995. This segment achieved a record level of sales of certain over-the-counter products during the first quarter of fiscal 1996 and the increase in net sales continued in the third quarter of fiscal 1996. The sales growth can be attributed to an increase in sales to a primary wholesaler to Wal-Mart.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATIONS.
The Company's (excluding Marquest) operating activities provided cash for the nine months ended December 31, 1995 of approximately $267,000 compared to a use of cash of approximately $2,913,000 during the same period in fiscal 1995. The improvement in operating cash flows can primarily be attributed to the collection of the remaining Scherer Ltd. accounts receivable associated with the Medical Business and the overall improvement of Scherer Ltd.'s working capital management prior to the sale of the Medical Business to Cordis Medical. Cordis paid all amounts owed to Scherer Ltd. at the time of closing, approximately $560,000, for services provided under the contract to assemble surgical disposable trays. Additionally, as part of the terms of the sale agreement, Scherer Ltd. retained all accounts receivable associated with the Medical Business, of which approximately $800,000 was collected during the third quarter of fiscal 1996. During the first half of fiscal 1995, Scherer Ltd. made significant inventory purchases in anticipation of projected sales increases under the Cordis contract. The anticipated level of sales did not materialize and an effort was made to reduce inventory levels in fiscal 1995 and continued through the first half of fiscal 1996.

The Company's decision to cease further independent drug design efforts and concentrate on contract research and development at Biofor should improve operating cash flow requirements in future periods. Prior to this decision, Biofor required approximately $175,000 cash per month.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
Prior to fiscal 1996, Scherer Scientific, Ltd., Scherer Capital L.L.C., and RPS Investments, Ltd., entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions. The Affiliate Loans are payable on demand and bear interest at prime rate plus .5%. The Company used $4,800,000 of the net proceeds from the sale of the Medical Business to Cordis Medical to repay a portion of the Affiliate Loans. The remaining balance, approximately $2,275,000 at December 31, 1995, will be restructured to include fixed payment terms, uniform interest rates, cross collateralization and guarantees. Additionally, the Company is discussing a line of credit arrangement with Scherer Capital L.L.C. which would be available as an additional capital resource.

During the first quarter of fiscal 1996, the Company terminated its $3,200,000 line of credit with Trust Company Bank (now SunTrust Bank). This line was fully collateralized by cash investments. The Company determined that the line provided no net financial leverage. The Company has converted the collateral previously used to secure the line of credit into operating cash. Available cash balances are invested in repurchase agreements (principally U.S. Treasuries) daily.

MARQUEST

Marquest's cash used for operating activities decreased to approximately $394,000 for the first nine months of fiscal 1996 from approximately $643,000 during the same period in fiscal 1995.

Marquest has taken several steps in fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of independent manufacturer's representatives, (ii) cost reductions in all departments, and (iii) ordering of equipment to increase the automation of Marquest's manufacturing process. In December 1995, Marquest signed a promissory note with Scherer Capital L.L.C., an entity controlled by the majority stockholder of the Company, for maximum borrowings of $1,800,000, of which $1,100,000 had been borrowed in December.
The note is secured by Marquest's inventory and accounts receivable and is due
in February  1996.  In January 1996, $400,000 was repaid.   Marquest is
currently in discussions with Scherer Capital L.L.C. to extend the term of the promissory note.

Management of Marquest believes that it can fund its current operating levels and meet its obligations as they come due through the fourth quarter of fiscal 1996 from existing operations and from advances from Scherer Capital L.L.C. Thereafter, the viability of Marquest will be dependent on increasing operating income, the extension of the promissory note discussed above and the successful completion of external financing arrangements, which Marquest is currently negotiating. There can be no assurance that the foregoing will occur and there remains substantial doubt about Marquest's ability to continue as a going concern.

PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                   Exhibit No.                                Description
                   -----------                                -----------
                       27                               Financial Data Schedule

               (b) Reports on Form 8-K.

                   October 19, 1995 - regarding the sale of certain assets of Scherer Healthcare, Ltd., a majority owned partnership of the Company, to Cordis Medical Products.

                   December 18, 1995 - Pro forma financial statements for disposition of Scherer Healthcare, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCHERER HEALTHCARE, INC.
                                        (Registrant)


Date: February 20, 1996                 /s/Robert P. Scherer, Jr.
      -----------------                 ------------------------------
                                        Robert P. Scherer, Jr.
                                        Chairman


Date: February 20, 1996                 /s/ Gary W. Ruffcorn
      -----------------                 -------------------------------
                                        Gary W. Ruffcorn
                                        Principal Accounting Officer

                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

             The following exhibit is being filed with this report.


Exhibit                                               Page
Number                   Description                  Number
-------             -----------------------           ------

  27                Financial Data Schedule             16
                (included only in EDGAR filing)