Form 10-K
period 1996-03-31
SCHERER HEALTHCARE INC
filed 1996-07-01
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                           COMMISSION FILE NO. 0-10552

                              ---------------------

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

              Registrant's telephone number, including area code:
                                 (770) 333-0066

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

  Securities registered (Title of Class) pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES   X        NO      .
                        ------        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant on June 20, 1996 was $4,992,653. There were 4,291,486 Shares of Common Stock outstanding on June 20, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 22, 1996 are incorporated by reference into Parts I and III of this report.

                                  Page 1 of 54
                      Index of Exhibits appears on page 23

                            SCHERER HEALTHCARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                Table of Contents
                                -----------------
Item                                                                      Page
Number                                                                    Number
- ------                                                                    ------
                                     PART I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .      12

 4.  Submission of Matters to a Vote of Security Holders . . . . . . .      13

 4a. Executive Officers of the Registrant. . . . . . . . . . . . . . .      13

                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

 6.  Selected Financial Data.. . . . . . . . . . . . . . . . . . . . .      14

 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . .      15

 8.  Financial Statements and Supplementary Data . . . . . . . . . . .      19

 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .      19

                                    PART III

10.  Directors and Executive Officers of the Registrant. . . . . . . .      20

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .      20

12.  Security Ownership of Certain Beneficial Owners and Management. .      20

13.  Certain Relationships and Related Transactions. . . . . . . . . .      20

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.      21


                                     SIGNATURES. . . . . . . . . . . .      22

                              INDEX OF EXHIBITS. . . . . . . . . . . .

                            SCHERER HEALTHCARE,  INC.

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Scherer Healthcare, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 18, 1981 as the successor to Aloe Creme Laboratories, Inc., incorporated on February 7, 1953. The Company's Common Stock is listed on The Nasdaq National Market under the symbol "SCHR".

The Company's strategy has focused on the manufacture, distribution, and sale of specialized healthcare and industrial safety room products and services. At March 31, 1996, the Company, through its subsidiaries and majority owned partnerships, operated in the following business segments:

     MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT:
     (a) Marquest Medical Products, Inc., a Colorado corporation, is 51% owned by the Company.
     (b) Scherer Healthcare, Ltd., a Georgia limited partnership, doing business as Protective Disposable Apparel (formerly doing business as Custom Medical Products), is 65% owned by the Company.

     WASTE MANAGEMENT SERVICES SEGMENT:
     (a) Bio Systems Partners, a Georgia partnership, is 60% owned by the Company.
     (b) Medical Waste Systems, Inc., a Delaware corporation, is 100% owned by the Company.

     CONSUMER HEALTHCARE PRODUCTS SEGMENT:
          Scherer Laboratories Inc., a Texas corporation, is 100% owned by the Company.

As used herein, the term "Company" includes Scherer Healthcare, Inc. and, where appropriate, its subsidiaries and majority owned partnerships.

RECENT DEVELOPMENTS

SALE OF SCHERER HEALTHCARE, LTD. MEDICAL BUSINESS ASSETS. On October 3, 1995, Scherer Healthcare, Ltd., a majority owned partnership of the Company which had been doing business as Custom Medical Products, sold certain of its assets for approximately $6,527,000. The assets sold were those used in connection with its business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns, and accessory items to hospitals and other healthcare providers. Scherer Healthcare, Ltd. continues to operate under the name Protective Disposable Apparel in the business of providing nonwoven apparel for industrial uses. See "Medical Device and Surgical/Safety Disposables Segment - Scherer Healthcare, Ltd.".

DISCONTINUED OPERATIONS OF BIOFOR, INC. Biofor, Inc., a majority owned subsidiary of the Company which had been operating the Company's Pharmaceutical Research and Development Segment, discontinued all of its operations in March 1996 upon the expiration of a third party research and development contract. This is discussed further under "Discontinued Pharmaceutical Research and Development Segment".

FINANCIAL INFORMATION RELATING TO SEGMENT OPERATIONS. Set forth below is certain financial information with respect to each of the Company's operating segments.

                                                                                YEARS ENDED MARCH 31
                                                                   -------------------------------------------
                                                                         1996           1995           1994
                                                                   -------------  -------------  -------------
                                                                                   (in thousands)
Net Sales:
     Medical Device and  Surgical/Safety Disposables Segment:
          Marquest Medical Products, Inc.                            $    22,443    $    20,576    $    22,466
          Scherer Healthcare, Ltd.                                         7,555         11,203          8,091
     Waste Management Services Segment                                    10,753         10,039          9,670
     Consumer Healthcare, Ltd.                                             1,106            984          1,002
                                                                   -------------  -------------  -------------
          Total                                                      $    41,857    $    42,802    $    41,229
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Operating Income (Loss) from Continuing Operations:
     Medical Device and Surgical/Safety Disposables Segment:
          Marquest Medical Products, Inc.                            $       510    $    (2,696)   $    (2,679)
          Scherer Healthcare, Ltd.                                          (335)          (912)          (421)
     Waste Management Services Segment                                       924            790            502
     Consumer Healthcare Products Segment                                    368            244            286
     Corporate (a)                                                        (1,074)        (3,054)          (759)
                                                                   -------------  -------------  -------------
          Total                                                      $       393    $    (5,628)   $    (3,071)
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Identifiable Assets:
     Medical Device and Surgical/Safety Disposables Segment:
          Marquest Medical Products, Inc.                            $    15,393     $   13,992    $    16,929
          Scherer Healthcare, Ltd.                                           909          6,233          6,461
     Waste Management Services Segment                                     9,370          9,524          9,173
     Consumer Healthcare Products Segment                                    153            139            152
     Corporate (b)                                                         8,618         11,640         19,192
                                                                   -------------  -------------  -------------
          Total                                                      $    34,443    $    41,528    $    51,907
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Depreciation Expense:
     Medical Device and Surgical/Safety Disposables Segment
          Marquest Medical Products, Inc.                            $     1,046    $     1,364    $     1,668
          Scherer Healthcare, Ltd.                                            74            128            104
     Waste Management Services Segment                                       731            717            639
     Consumer Healthcare Products Segment                                      1              1             10
     Corporate                                                                72             66             49
                                                                   -------------  -------------  -------------
          Total                                                      $     1,924    $     2,276    $     2,470
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Capital Expenditures:
     Medical Device and Surgical/Safety Disposables Segment
          Marquest Medical Products, Inc.                            $        66    $       666    $     1,650
          Scherer Healthcare, Ltd.                                            47            268          1,027
     Waste Management Services Segment                                       626            715            783
     Consumer Healthcare Products Segment                                     -              -               9
     Corporate                                                                -              15             65
                                                                   -------------  -------------  -------------
          Total                                                      $       739    $     1,664    $     3,534
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

(a) Amount includes a nonrecurring charge of $2,000,000 for fiscal year 1995 relating to the writedown of two waste incinerator investments.

(b) Amount includes net assets of discontinued operations of $589,000, $897,000, and $3,805,000 for fiscal years 1996, 1995, and 1994, respectively. See Note 4 to Notes to Consolidated Financial Statements included elsewhere herein.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

Set forth below is information regarding the two companies that comprise this segment.

MARQUEST MEDICAL PRODUCTS, INC.

OVERVIEW. Marquest Medical Products, Inc. ("Marquest") was incorporated in 1979 under the laws of the State of Colorado. During the first half of calendar year 1993, Scherer Healthcare, Inc. and Marquest structured several transactions whereby the Company obtained a controlling interest in Marquest. Marquest has been included in the Company's consolidated financial statements beginning with the fiscal year ending March 31, 1994. Marquest's common stock is listed for trading on The Nasdaq Small Cap Market under the symbol "MMPI".

PRODUCTS. Marquest manufactures and distributes four major groups of products for use in the respiratory care, cardiopulmonary support and anesthesia markets. The largest of these product groups is the Blood Collection Systems for Diagnostic Testing group. This group includes a broad line of Marquest disposable blood gas syringes. Most revenues in this group are from the sales of proprietary-designed syringes, which are marketed under the trade names Gas-Lyte and Quik-ABG.

Marquest's disposable blood gas syringes are used to collect blood for blood gas analysis routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood sample collected is processed through a blood gas analyzer which is manufactured by other companies. In order for the analysis to be meaningful, the collected sample must remain as free from contamination as possible. Marquest syringes are specifically designed to minimize contamination.

Marquest's second largest product group is the Aerosolized Medication Delivery Systems group, consisting primarily of disposable nebulizers. Nebulizers atomize medications for inhalation into the lungs. Marquest offers different nebulizers to accommodate user preferences as well as the requirements for different types of respiratory treatment. Nebulizers are marketed under the trade names Acorn II-Registered Trademark- and Whisperjet. The Acorn II-Registered Trademark- nebulizer is used as part of a circuit package sold under the name "RespirGard II-Registered Trademark- Nebulizer System".

The RespirGard II-Registered Trademark- Nebulizer System is a device designed for the administration of aerosolized pentamidine (NebuPent-Registered Trademark-, a registered trademark of Fujisawa Pharmaceutical Company), a drug used in the treatment of certain respiratory complications that result from the AIDS virus (pneumocystis carinii pneumonia). RespirGard -Registered Trademark-II is the only nebulizer system specifically recommended by Fujisawa and referenced in their labeling and use instructions.

Heated Humidification Systems products comprise Marquest's third product group. These systems consist of three subgroups - humidifiers, heated wire circuits and humidification chambers. Heated Humidification Systems provide a flow of moist, warm air to patients who are at risk from loss of body temperature and drying of the lung linings. There are applications for this product group in both respiratory care and anesthesia.

The fourth product group is the Anesthesia and Respiratory Breathing Systems group, which includes numerous disposable products for use in respiratory care and anesthesia. These products include standard respiratory and anesthesia circuits, masks, filters, and hyperinflation systems, as well as other accessories for use in either respiratory therapy or anesthesia administration applications.

The circuits range from a simple hose connecting the patient to the anesthesia machine in the operating room to more sophisticated circuits that allow monitoring of gas temperature and flow into and out of the patient. Marquest's disposable masks are designed to eliminate resterilization costs of conventional reusable masks and represent further steps to reduce the possibility of cross-contamination in operating rooms.

Marquest's filters are designed to filter particulates and bacteria from any air or anesthesia line carrying gases to or from a patient. The filter market continues to rapidly expand as healthcare providers have increased the emphasis placed on infection control. Marquest's filters are marketed for use in respiratory support, principally on ventilators, and anesthesia circuits.
These filters are marketed under the trade names RespirGard, HydroGard, OxyGard, and SpiroGard.

MARKETING AND DISTRIBUTION. Marquest markets its products domestically and internationally through company sales personnel and independent distributors. All of Marquest's current operations and assets are located in the United States. The domestic (United States and Canada) and export sales for the last three fiscal years are presented in the table below.

                                        FY 1996         FY 1995       FY 1994
                                        -------         -------       -------
                                                   (In Thousands)
     Net Sales:
       United States and Canada         $16,699        $16,023        $18,262
       Export Sales                     $ 5,744        $ 4,553        $ 4,204

Marquest focuses substantial resources on marketing and sales. It emphasizes in-service training for its clinical customers, distributor training and direct marketing. In-service training educates customers about Marquest's products and is supported by continuing efforts to introduce product design changes that eliminate application difficulties, such as converting from liquid heparin to a dried form to eliminate dilutional errors in blood gas analysis tests. Close working relationships with medical personnel also have led to the development of better and safer applications for Marquest's products, such as development of the RespirGard II -Registered Trademark- nebulizer system circuit, which is used in the treatment of AIDS-associated respiratory illnesses.

Marquest has identified and pursued opportunities to modify common medical devices to improve and expand their applications. Marquest believes that innovative product line expansion and clinical marketing have been and will continue to be essential factors in gaining market acceptance for Marquest's products.

Marquest distributes most of its manufactured products through a network of respiratory or anesthesia distributors. This network includes hospital supply distributors as well as over a thousand home healthcare product dealers who distribute certain of Marquest's products to users in the home. There are some direct sales to large hospitals or to hospitals in areas where Marquest has no dealer support, to government agencies and to original equipment manufacturer customers. Marquest's international sales and marketing efforts are managed from the corporate offices in Englewood, Colorado. The European, Middle Eastern, Asian and Pacific Rim territories are managed by independent field sales representatives and specialty distributors. Mexican, Central American, South American, and South African territories are managed using independent specialty distributors. Marquest also participates in major international trade shows annually.

Marquest has invested significant time and financial resources in the development of its distributor network and views this network as a valuable asset. However, Marquest does not believe that the loss of any single distributor would have a material impact on Marquest's sales as it believes that any distributor can be replaced within a reasonable period of time, and that in the interim Marquest can sell its products directly to most of the customers serviced by each distributor.

During Fiscal 1996, 1995 and 1994, Marquest had one distributor, Tri-Anim Health Services, Inc. of Sylmar, California, that accounted for 19%, 19% and 18%, respectively, of Marquest's sales.

PRODUCTION AND RAW MATERIALS. Marquest's manufacturing and assembly operations consist primarily of the injection molding and extrusion of certain components and the assembly and packaging of final products from both purchased and internally-manufactured sources. All of Marquest's manufactured products are disposable and are principally fabricated from molded resins.

Due to economies of scale in production, Marquest purchases certain standardized components, including needles, syringe barrels, and other supplies from qualified external sources. Marquest's material procurement consists of multiple single source vendors, all of which are subject to qualification criteria in accordance with Marquest's quality control procedures and policies. While Marquest endeavors to avoid being dependent on a single source of supply for any component or raw material by establishing qualified alternate suppliers, in certain cases it is not economical to use more than one source. Marquest emphasizes vendor certification and quality programs to ensure uninterrupted supplies of raw materials and components.

Historically, Marquest has not had a significant backlog of firm orders for its products. With the exception of orders for future delivery or for specially assembled products, most orders are shipped within one week of receipt and Marquest maintains predetermined levels of finished goods inventories to ensure timely delivery. Marquest had a backlog of orders to ship its products of approximately $158,000 and $99,000 at March 30, 1996 and April 1, 1995, respectively.

SEASONALITY. Historically, Marquest has experienced approximately 45% of its net sales in the first and second quarters of its fiscal year and 55% in the third and fourth quarters. Net sales are influenced by patterns in hospital admissions and discharges.

COMPETITION. The markets for Marquest's products are highly competitive. There are three major competitors in blood gas collection systems, four major competitors in anesthesia, respiratory and nebulizer products, and two major competitors in heated humidification products. Some of Marquest's competitors have greater financial resources than Marquest.

PRODUCT DEVELOPMENT. Marquest's product development is guided by its marketing and sales personnel. Through their daily contact with existing and potential customers, marketing and sales personnel attempt to identify needs for new products and improvements for existing products.

Many risks exist in new product development and there is no assurance that any of the products currently under development by Marquest can be successfully developed or, if introduced, will prove to be commercially successful products.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES. Marquest holds numerous patents for its manufactured products. It also holds licenses from individuals to manufacture a number of proprietary products. Marquest makes renewal filings on patents and trademarks periodically in accordance with Federal regulations. Patents, trademarks and licenses afford Marquest a measure of protection for its proprietary products, and Marquest has taken a posture of defending to the fullest extent possible the rights attendant to the patents, trademarks and licenses. However, it has been Marquest's experience that patents offer limited protection because the degree of specialization in its products is so extensive that the patents on them can, in some cases, be circumvented.

REGULATION. Marquest and its products are subject to regulation by the Food and Drug Administration ("FDA") and virtually all of Marquest's products are subject to validation as required by Good Manufacturing Practices ("GMP") of the FDA. The FDA engages in periodic inspections of Marquest's facilities, its products, and its manufacturing processes. A May 1991 FDA inspection of Marquest noted significant deviations from GMP. This report and a subsequent civil complaint filed by the FDA culminated in a suspension of Marquest's United States operations pursuant to a five-year Consent Decree effective October 1, 1991.
The suspension was lifted by the FDA on January 9, 1992 after Marquest demonstrated substantial compliance with GMP.

During fiscal 1994, the FDA completed a routine inspection of Marquest for compliance with GMP. The FDA's inspection report noted two deficiencies which were addressed and corrected by Marquest. There were no FDA inspections of Marquest in fiscal 1995.

The FDA conducted another inspection of Marquest's compliance with GMP in fiscal 1996. Marquest was issued an inspection report from the FDA with three observations noted. Subsequent to March 31, 1996, the FDA again inspected Marquest's operations and issued a report with six observations noted. Many of the deficiencies noted in the FDA's reports refer to the lack of training regarding assembly, testing and sampling. Marquest is taking corrective action in response to the FDA's concerns and has submitted written documentation to the FDA describing the employee retraining and other changes it has implemented.
The FDA is reviewing Marquest's submission and will verify the implementation of the new procedures and other corrective actions taken by Marquest at another inspection which will occur prior to mid-August 1996. Marquest cannot predict the outcome of the FDA's inspection or whether or not the FDA will take any additional actions with respect to these matters.

TRANSACTIONS WITH THE COMPANY. During fiscal 1994, the Company and Marquest completed a series of transactions designed to improve Marquest's liquidity and cash flows. As part of these transactions, Marquest sold to the Company its arterial blood gas ("ABG") product line, including related equipment, for $4,500,000 in cash. The Company then leased the ABG line to Marquest in exchange for a royalty equal to 3.25% of net ABG product line sales. Marquest had the option to repurchase the ABG product line at any time on or prior to May 31, 1996 for $4,500,000 plus $22,500 for each month lapsed between the sale and the repurchase. In May 1996, the Company and Marquest agreed to extend the option period through June 15, 1999. In 1994, Marquest granted to the Company warrants to purchase up to 6,580,000 shares of Marquest Common Stock at $.75 per share as consideration for the original product line repurchase option.

The Company also participated in Marquest's exchange offer for approximately $12,650,000 of defaulted Marquest Swiss Bonds. In connection with the exchange offer, the Company issued 43,516 shares of the Company's 5% Convertible Preferred Stock to the former holders of the Marquest Swiss Bonds. As consideration for the Company's issuance of its Preferred Stock, Marquest issued to the Company $4,352,000 aggregate principal amount of its 8% Convertible Promissory Notes due March 1999. The 8% Notes were convertible into shares of Marquest Common Stock. During fiscal 1995, the Company converted $2,500,000 of the Marquest 8% Notes into 3,333,333 shares of Marquest Common Stock at a conversion price of $.70 per share..

On March 28, 1996, the Company and Marquest entered into an agreement pursuant to which the Company converted the remaining balance of $1,852,000 and the associated accrued interest of $487,000 on the Marquest six-year 8% Notes into 3,340,245 shares of Marquest Common Stock at a conversion price of $.70 per share. Additionally, the Company agreed to convert $376,000 in accrued but unpaid management fees owed to the Company by Marquest into 537,614 shares of Marquest Common Stock. As of March 31, 1996, the Company owned 51% of Marquest's Common Stock. Marquest has a significant number of warrants, stock options, and convertible notes that could be converted into Marquest Common Stock. Depending upon the amount and timing of conversion of any of these securities, the Company's ownership percentage in Marquest could vary from 42% to 66%. Additionally, the Company has the right to appoint a majority of the members of Marquest's Board of Directors.

RELATED PARTY TRANSACTIONS. In December 1995, Scherer Capital, L.L.C. ("Scherer Cap"), an entity controlled by the majority stockholder of the Company, and Marquest signed a short-term promissory note enabling Marquest to borrow a maximum of $1,800,000, of which $1,100,000 was borrowed in December 1995. The note was secured by Marquest's inventory and accounts receivable and was due February 1996. Marquest repaid $400,000 of the borrowings in January 1996 and the balance of $700,000 was refinanced under a Loan and Security Agreement (the "Loan Agreement") signed by Marquest and Scherer Cap on March 28, 1996. The Loan Agreement enables Marquest to borrow from Scherer Cap a maximum of $1,500,000 at an interest rate of 12% over prime, adjusted quarterly. The rate was 9.75% as of March 31, 1996. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of March 31, 1996, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes. Additionally, on March 29, 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock, representing approximately 15% of the shares outstanding, for an aggregate purchase price of $1,000,000.

INTERNAL REVENUE SERVICE AUDITS. During fiscal 1994, Marquest received a federal income tax refund of approximately $745,000 due to the carryback to prior years of losses incurred during a temporary suspension of its operations. Subsequently, the Internal Revenue Service ("IRS") conducted an audit of Marquest and, in July 1994, determined that Marquest could not carryback the losses and issued an assessment against Marquest for the return of the full amount of the refund plus interest. In June 1995, Marquest negotiated a repayment plan with the IRS whereby Marquest paid the IRS $400,000 in June 1995 and the remaining balance will be paid in equal monthly installments over a two-year period. The IRS has placed a lien on Marquest's manufacturing facility in Englewood, Colorado to secure payment of these taxes.

EMPLOYEES. At June 1, 1996, Marquest had approximately 291 employees. Marquest's employees are not represented by a labor union, and Marquest considers its employee relations to be good.

SCHERER HEALTHCARE, LTD.

OVERVIEW. The Company owns a 65% interest in Scherer Healthcare, Ltd. ("Scherer, Ltd."), and, through a wholly owned subsidiary, is the sole general partner. Scherer, Ltd. was formed in 1987 and had been doing business as Custom Medical Products until October 1995. On October 3, 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical Products, Inc., ("Cordis Medical"), a wholly owned subsidiary of Cordis Corporation ("Cordis") for approximately $6,527,000. The assets sold to Cordis Medical were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). The assets acquired by Cordis Medical consisted primarily of Scherer, Ltd.'s plant and land located in Asheville, North Carolina, furniture and fixtures, machinery and equipment, inventory, and other intangible property related to the Medical Business. Cordis Medical also agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer, Ltd.'s Asheville facility.

Prior to the transaction with Cordis Medical, Scherer, Ltd. was the primary supplier of disposable surgical trays for Cordis. Under a contract between Scherer, Ltd. and Cordis, Scherer, Ltd. assembled the surgical disposable trays under the Cordis private label and shipped the trays directly to Cordis' hospital customers. In fiscal 1994, the first year of the Cordis relationship, sales of surgical trays accounted for approximately 9% of Scherer, Ltd.'s total sales and approximately 32% of fiscal 1995's total sales.

Scherer, Ltd. continues under the name Protective Disposable Apparel in the business of providing nonwoven disposable industrial apparel and related products to the industrial safety and environment controlled clean room and scientific markets (the "Industrial Business"). Scherer, Ltd. continues to operate in the Asheville, North Carolina area. Its line of disposable industrial apparel and related products includes protective coveralls, frocks, boot covers, and headware.

PRODUCTION AND RAW MATERIALS. Scherer, Ltd.'s products are made primarily of nonwoven fabrics. Raw materials are readily available from multiple sources.

Scherer, Ltd.'s protective coveralls and frocks are manufactured by contracted independent workshops located in Haiti and Mexico. The Company has located several back-up facilities in the United States that could manufacture the coveralls and frocks should the international manufacturing become impractical.

MARKETING AND DISTRIBUTION. Scherer, Ltd. markets its products domestically from its administrative offices in Arden, North Carolina. Its primary market focus is on environment controlled clean room, industrial safety, and scientific distributors. These markets are serviced by its sales and marketing team located in North Carolina and by a group of approximately fourteen independent sales representatives.

Scherer, Ltd. had two distributors, Tetech, Inc. and VWR Scientific Products, that accounted for 19% and 16%, respectively, of its total sales in fiscal 1996.

In addition to the manufacture and distribution of its protective coveralls and frocks, Scherer, Ltd. acts as a master distributor for independent manufacturers of certain protective apparel such as masks, gowns and shoe covers. Sales of these products account for approximately 20% to 25% of Scherer, Ltd.'s total sales.

COMPETITION. The market for Scherer, Ltd.'s products is very competitive and includes numerous major manufacturers and distributors. Scherer, Ltd. emphasizes innovative quality products that are generally offered at prices less than the competition in its approach to market competition.

REGULATION. Some of Scherer, Ltd.'s products are regulated by the FDA. There have been no direct inspections by the FDA in the last three years.

EMPLOYEES. Scherer, Ltd. has 5 employees.

WASTE MANAGEMENT SERVICES SEGMENT

OVERVIEW. The Company operates its medical waste management services segment through Bio Systems Partners and Medical Waste Systems, Inc. (collectively, "Bio Systems"). The Company owns a 60% general partner interest in Biosystems Partners, a Georgia partnership. Medical Waste Systems, Inc. is a Delaware corporation and is wholly owned by the Company. Bio Systems assists hospitals, clinics, doctors and other healthcare facilities with the control and disposal of infectious medical waste, including sharp-edged waste such as scalpels, syringes and needles.

Bio System provides services throughout the Northeastern United States, the Mid-Atlantic states and the metropolitan Chicago market.

Bio Systems' sharp-edged medical waste management programs are designed to reduce a medical facility's costs and risks associated with disposal of used scalpels, needles, syringes, and other sharp-edged waste. Bio Systems incorporates reusable containers in its systems, providing the medical facility with a more environmentally friendly alternative to traditional disposable plastic containers.

Bio Systems maintains a fleet of licensed trucks and trailers to transport medical waste to its processing facility, where it is sterilized, pulverized and made available for recycling or disposal via landfill or incineration. During fiscal 1996, Bio Systems consolidated its operations by transferring the medical waste processing operations at its facility located near Philadelphia, Pennsylvania to its processing facility in Long Island, New York. The Pennsylvania facility is used to assemble, manage and store its reusable medical waste containers. Medical waste collected by Bio Systems in the metropolitan Chicago area is processed under a contract with a third party.

MARKETING. Bio Systems markets its services through advertising in hospital industry publications, direct mail and direct contact by Bio Systems' sales personnel. Customers include hospitals, clinics, and physician offices. Services to hospitals are typically provided under contracts of at least one year. No single customer accounts for over 10% of Bio Systems' sales revenues. Bio Systems operates 365 days a year. Its services are not seasonal or subject to backlog.

COMPETITION. Bio Systems has three major competitors. Even though Bio Systems faces significant competition in each of its market areas it believes it has a strong competitive position because of its reusable sharps containers and personalized services.

REGULATION. The waste management business is subject to a variety of federal, state and local regulations concerning the collection, transportation, processing, and disposal of medical and infectious waste. New regulations are frequently promulgated, compliance with which could have a material adverse effect on Bio Systems' business. Management is not aware of any pending regulations that would have such a material adverse effect.

EMPLOYEES. Bio Systems has approximately 110 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 68% of Bio Systems employees. Bio Systems entered into a three-year collective bargaining contract in June 1993 with the union for its New York employees and a three-year contract in October 1993 with the union for its Pennsylvania employees. In June 1996, the New York union employees ratified a new three-year contract. Management considers its employee relations to be good.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

OVERVIEW. In 1981, the Company acquired Scherer Laboratories, Inc., ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs markets brand name and generic over-the-counter ("OTC") drugs and one prescription ("Rx") drug. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. Scherer Labs intends to discontinue the sale of its Rx product in fiscal 1997 due to an impractical increase in the cost to manufacture. Sales of the Rx product were $12,000, $24,000 and $55,000 in fiscal 1996, 1995, and 1994, respectively. Management does not believe that the loss of these sales will have a material effect on the Company.

Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 2.0% of total annual sales.

Scherer Labs' current line of OTC products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs employs one individual in Dallas, Texas as the division's General Manager who administers all sales, marketing, purchasing and relations with suppliers and contractors. Warehousing and distribution services are performed on a contract basis with a public warehouse. Two employees at the Company's corporate headquarters in Atlanta perform all accounting and customer service functions including order processing, accounts receivable, accounts payable and inventory control.

SEASONALITY. The sales of most of Scherer Labs' products are evenly distributed throughout the year. The majority of three of Scherer Labs OTC products, however, are purchased by consumers during the summer months. As a result of this seasonal activity, 35% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

CUSTOMERS. Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers located in the Southwest region of the United States with approximately 35% of sales to retail outlets located in other areas of the country. Sales to Wal-Mart Stores in fiscal 1996 represented approximately 45% of total sales. These sales were through McKesson Drug Co., Wal-Mart's primary wholesaler, and account for over 80% of McKesson's total purchases from Scherer Labs. The loss of Wal-Mart would have a material adverse effect on Scherer Labs' ability to continue to operate profitably.

COMPETITION. Scherer Labs' products are subject to competition from national, regional, and store brands of similar or identical formulations. Emphasis is placed on Scherer Labs' long history and product quality and pricing at or near the pricing levels of generic products. Marketing activities focus on in-store price specials and other promotional allowances.

REGULATION. Scherer Labs' products are regulated by the FDA. Licensing is required by certain states where product sales occur. Licenses and registrations are renewed annually. There have been no government inspections of Scherer Labs in the last three years and there are no pending matters between Scherer Labs and any federal or state regulatory agencies.

DISCONTINUED PHARMACEUTICAL RESEARCH AND DEVELOPMENT SEGMENT

Biofor, Inc. ("Biofor"), a majority owned subsidiary of the Company which had been operating the Company's Pharmaceutical Research and Development Segment, was engaged in research to identify and develop new drug compounds. Since its inception on June 29, 1986, Biofor has expended over $20 million in cash funding from the Company and affiliates of the Company. In July 1995, after attempts to locate a purchaser for Biofor, Biofor ceased further drug design efforts and concentrated solely on the Ono research contract discussed below. When the Ono contract expired in March 1996, Biofor discontinued all operations and the Company abandoned all operations of Biofor.

Prior to the discontinuance of its operations, Biofor focused its drug design efforts on arthritis and osteoarthritis as well as the treatment for acute pain. Biofor's lead compound, BF-389, is an anti-inflammatory analgesic which preliminary Phase I clinical trials indicated was not sufficiently bioavailable when administered orally in humans. Other delivery methods that would allow oral administration of the compound were pursued by Biofor without success.

Since October 1990, Biofor and Ono Pharmaceutical Company, Ltd. ("Ono") had entered into two Research and Collaboration Agreements pursuant to which they jointly researched compounds. Biofor utilized its exclusive M-CADD "artificial intelligence" software and its scientists experienced in using M-CADD while Ono provided funding and clinical testing of any compounds discovered. The first contract expired in fiscal 1994 and the second expired March 1996. Substantially all of Biofor's revenues since 1990 were derived from these contracts.

The remaining property and equipment of Biofor primarily consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment. The assets have been written down to their estimated net realizable value and the Company recorded a provision of $50,000 for the estimated shutdown costs.

The Company is currently seeking a purchaser for all the remaining assets of Biofor.

ITEM 2. PROPERTIES

The Company's major facilities follow:

     MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT:
          Marquest Medical Products, Inc.
                    Englewood, Colorado - 88,000 square foot facility owned by Marquest which includes 58,000 square feet of manufacturing and warehouse space and 30,000 square feet of administrative offices.
               Aurora, Colorado - 45,000 square foot leased warehouse.

          Scherer Healthcare, Ltd.
               Arden, North Carolina - 1,700 square feet of administrative office space leased by Scherer Healthcare, Ltd.
               Woodfin, North Carolina - 2,500 square foot leased warehouse facility.


     WASTE MANAGEMENT SERVICES SEGMENT:
          Bio Systems Partners
               Farmingdale, New York - 17,000 square foot facility leased by Bio
                    Systems Partners which includes 3,000 square feet of administrative office space and 14,000 square feet of space housing Bio Systems' medical waste processing operations.
          Medical Waste Systems, Inc.
               Warminster, Pennsylvania - 11,900 square foot facility leased by
                    Medical Waste Systems, Inc. which includes 1,900 square feet of administrative office space and 10,000 square feet of warehouse and storage space.
               Haverhill, Massachusetts - 4,000 square foot transfer station leased by Medical Waste Systems, Inc.

     CONSUMER HEALTHCARE PRODUCTS SEGMENT:
          Scherer Laboratories, Inc.
               Plano, Texas - 300 square foot facility leased by Scherer Labs and used as a sales office.


     CORPORATE SEGMENT:
          Scherer Healthcare, Inc.
               Atlanta, Georgia - 10,100 square feet of leased office space shared with Scherer Scientific, Ltd. and related entities. See "Item 13. Certain Relationships and Related Transactions."
          Biofor, Inc.
               Waverly, Pennsylvania - 30,000 square foot building owned by
                    Biofor.

The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

A products liability action was filed against Marquest in California in 1990 which was defended and settled during the trial by its insurance company, Hartford Specialty Company. Under the insurance policy, Marquest may be responsible for a $250,000 self insured retention plus the cost of defense. Marquest has claimed that Hartford Specialty Company mishandled the lawsuit and has declined to pay. Marquest was sued by Hartford Specialty Company in District Court, Arapahoe County, Colorado in February 1994 alleging damages of up to $540,000. Subsequent to March 31, 1996, Marquest entered into a settlement agreement with Hartford Specialty Company pursuant to which Marquest is required to pay the insurance company $170,000.

The Company, through a subsidiary, owns a 60% interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to summary judgment granted in a civil action filed in the United States District Court for the Eastern District of New York in March 1994, the Company's subsidiary is required to buyout the 40% equity interest of its minority partner in BSP. Pursuant to the partnership agreement, the Company and the minority partner performed separate appraisals of the minority interest.
The separate appraisals were not consistent, therefore, a third appraiser, selected by the partners, has been retained to review each of the valuations and determine the final valuation and purchase price.

The Company is a party to certain other legal proceedings, however, it does not anticipate that any of such proceedings will have any material adverse affect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote during the quarter ended March 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The names, ages at June 1, 1996, and positions with the Company of the executive officers, including all positions and offices with the Company held by such persons, are listed below. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

     Name and Age                  Positions with the Company
     ------------                  --------------------------

     Robert P. Scherer, Jr., 63    Director of the Company since 1977; Chairman
                                   of the Board of Directors and Chief Executive
                                   Officer of the Company since February 1995.
                                   Chairman of the Board, Director and Chief
                                   Executive Officer of Marquest since February
                                   1995. A Director, executive officer and controlling stockholder of RPS Investments,
                                   Inc. and affiliates since their respective formation.

     William J. Thompson, 62       President, Chief Operating Officer and
                                   Director of the Company since August 1984.
                                   President and Chief Operating Officer of
                                   Marquest since February 1995 and Director since 1993.

     Amy M. Murphy, 29             Vice President of Corporate Operations and
                                   Secretary of the Company since February 1995;
                                   Executive Vice President and Secretary of RPS
                                   Investments, Inc. and affiliates since
                                   February 1995.  Executive Assistant to the
                                   President for CompuPharm, Inc. from November
                                   1994 to February 1995; various positions with
                                   RPS Investments, Inc. and affiliates from May
                                   1992 to November 1994 and Assistant to the
                                   Provost, University of Maine from 1987 to
                                   1992.
     Gary W. Ruffcorn, 34          Director of Finance and Accounting of the
                                   Company since April 1995;  Principal
                                   Financial and Accounting Officer of the
                                   Company since August 1995. Prior to joining the Company, Mr. Ruffcorn held various accounting positions with Ogden Projects,
                                   Inc., including Assistant
                                   Controller/Directorof Accounting, from March
                                   1988 to March 1995.

                                       -13

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

COMMON STOCK
At March 31, 1996, there were approximately 2,105 shareholders of record of the Company's Common Stock. The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:

                             Fiscal               Fiscal
                              1996                 1995
                      -------------------    ----------------
                       High          Low      High       Low
                      ------        -----    ------     -----
     First Quarter    $  7         $  5      $ 23      $ 18 1/2
     Second Quarter      5 1/2        2        23        20
     Third Quarter       5            2 1/2    23        20
     Fourth Quarter      5            2 1/4    20 1/8     5

On June 20, 1996, the closing price of the Common Stock was $3 3/4:.

While there are no restrictions to prevent the payment of dividends, the Company has not paid a cash dividend in its history and does not anticipate paying a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 1996 are derived from the financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The financial statements of the Company as of March 31, 1996 and 1995 and for each of the years in the three year period ended March 31, 1996, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.


                                                       SELECTED FINANCIAL DATA
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED MARCH 31,
                                                               -------------------------------------------------------------------
                                                                1996           1995           1994           1993           1992
                                                                ----           ----           ----           ----           ----
Net sales. . . . . . . . . . . . . . . . . . . . . . .         $41,857        $42,802        $41,229        $20,323        $20,205
Cost of goods sold . . . . . . . . . . . . . . . . . .         $28,540        $32,009        $30,641        $14,303        $14,474
Selling, general and administrative expenses . . . . .         $12,769        $14,281        $13,533         $6,102         $6,042
Research and development expenses. . . . . . . . . . .            $155           $140           $126              -              -
Nonrecurring charges . . . . . . . . . . . . . . . . .               -         $2,000              -              -              -
Other income (expense) . . . . . . . . . . . . . . . .          $2,828        $(1,133)          $218         $1,518           $281
Minority interest in net income (loss) . . . . . . . .             $(5)        $1,927         $1,992           $(17)         $(146)
Income (loss) from continuing operations . . . . . . .          $2,668        $(4,637)          $157         $1,135          $(418)
Income (loss) from continuing operations per share . .           $0.60        $ (1.09)        $ 0.04         $  .29       $  (0.11)
Loss from discontinued operations. . . . . . . . . . .           $(920)       $(5,534)       $(4,795)       $(2,606)       $(1,040)
Average shares outstanding . . . . . . . . . . . . . .           4,421          4,255          3,954          3,919          3,905
Total assets . . . . . . . . . . . . . . . . . . . . .         $34,443        $41,528        $51,907        $29,950        $34,853
Total long-term liabilities. . . . . . . . . . . . . .          $5,638         $5,316       $ 4,617            $511        $   598
Stockholders' equity . . . . . . . . . . . . . . . . .         $16,174        $14,486       $24,657        $20,708         $21,845
Cash dividends . . . . . . . . . . . . . . . . . . . .               -              -              -              -              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its subsidiaries and majority owned partnerships, operates in several areas of the healthcare and industrial safety room industry. It manufactures and distributes healthcare and industrial safety room specialty products, provides disposal of certain medical waste, and markets certain over-the-counter and generic drugs. See "Item 1. Business" for a more detailed description and discussion of each of the Company's segments.

RESULTS OF OPERATIONS

NET SALES. The following table sets forth the net sales of each segment of the Company's business for the last three fiscal years (in thousands):

                                                              Year Ended March 31,
                                           -----------------------------------------------------------
                                                 1996                 1995                1994
                                           ------------------- ------------------- -------------------
Net Sales:
Medical Device and
   Surgical/Safety Disposables Segment
        Marquest                           $22,443     53.6%   $20,576     48.1%   $22,466     54.5%
        Scherer, Ltd.                        7,555     18.0     11,203     26.2      8,091     19.6
Waste Management Services Segment           10,753     25.7     10,039     23.4      9,670     23.5
Consumer Healthcare Products Segment         1,106      2.7        984      2.3      1,002      2.4
                                          ---------  -------- ---------  -------- ---------  --------
     Company Totals                        $41,857    100.0%   $42,802    100.0%   $41,229    100.0%
                                          ---------  -------- ---------  -------- ---------  --------
                                          ---------  -------- ---------  -------- ---------  --------


FISCAL 1996 VS. FISCAL 1995  (NET SALES)

The Company's net sales decreased by 2% to $41,857,000 for fiscal 1996 from $42,802,000 for fiscal 1995; however, fiscal 1995 includes twelve months of net sales for the Medical Business, or $9,865,000, and fiscal 1996 includes only six months of net sales for the Medical Business, or $5,344,000, which was sold in October 1995.

Marquest's net sales increased 9% to $22,443,000 in fiscal 1996 from $20,576,000 in fiscal 1995. Marquest's sales for the first quarter of fiscal 1995 were low due to a decline in sales to hospitals which Marquest believes was due primarily to the uncertainties relating to proposed healthcare reform. Also, many of Marquest's distributors purchased high levels of product during the fourth quarter of fiscal 1994 which depressed Marquest's sales in the first quarter of fiscal 1995. In fiscal 1996, Marquest implemented a network of independent manufacturer's representatives which supplements its sales force.

Scherer, Ltd.'s net sales decreased 33% to $7,555,000 in fiscal 1996 from $11,203,000 in fiscal 1995; however, fiscal 1995 includes twelve months of net sales for the Medical Business, or $9,865,000, and fiscal 1996 includes only six months of net sales for the Medical Business, or $5,344,000. Scherer, Ltd.'s net sales for the Industrial Business increased 65% to $2,211,000 for fiscal 1996 from $1,338,000 in fiscal 1995. This increase in net sales is primarily due to the introduction of two new fabric lines in late fiscal 1995.

Net sales in the Company's Waste Management Services Segment increased approximately 7% to $10,753,000 in fiscal 1996 from $10,039,000 in fiscal 1995. The increase in sales is due to the continuing acquisition of new medical waste disposal contracts with hospitals.

Net sales for the Consumer Healthcare Products Segment increased 12% to $1,106,000 for fiscal 1996 from $984,000 for fiscal 1995. This segment achieved a record level of sales of certain over-the-counter products during the first quarter of fiscal 1996. The sales growth can be attributed to an increase in sales to a primary wholesaler to Wal-Mart.

FISCAL 1995 VS. FISCAL 1994  (NET SALES)

Net sales in fiscal 1995 increased 4% to $42,802,000 from $41,229,000 in fiscal 1994.

Marquest's net sales declined 8% to $20,576,000 in fiscal 1995 from $22,466,000 in fiscal 1994. Net sales in fiscal 1994 were positively impacted due to fulfillment of a backlog of orders from consolidation of a manufacturing plant in Mexico and a distribution facility in Arizona to its headquarters in Colorado. At the beginning of the second quarter of fiscal 1995, Marquest implemented a territorial reorganization of its distributors, dropping certain nonperforming distributors and expanding the territories of other distributors. As anticipated, this resulted in a loss of sales as not all business to customers of discontinued distributors was retained by Marquest.

Scherer, Ltd.'s net sales increased 38% to $11,203,000 in fiscal 1995 from $8,091,000 in fiscal 1994 due primarily to entries into two new market segments during the third quarter of fiscal 1994. The private label surgical tray product for Cordis Corporation contributed $2,664,000 of the increase and the disposable specialty apparel segment, which sells to safety and clean room markets, contributed the rest of the increase.

Net sales increased approximately 4% at the Waste Management Segment due to the continuing acquisition of new hospital contracts.

There were no significant changes in the net sales of other segments in fiscal 1995.

COSTS AND EXPENSES. The following table sets forth the percentage relationship which the expense line items in the consolidated statement of operations bear to total revenue:

                                                   Percentage of Revenue
                                                   Year Ended March 31,
                                                ---------------------------
                                                  1996     1995      1994
                                                --------  -------  --------
Net Sales                                        100.0%    100.0%   100.0%
Costs and Expenses:
   Cost of good sold                              68.2     74.8      74.3
   Selling, general, and administrative           30.5     33.4      32.8
   Research and development                        0.4      0.3       0.3
   Nonrecurring charges                            -        4.7       -
                                                --------  -------  --------
      Operating income (loss)                      0.9%   (13.1)%    (7.4)%
                                                --------  -------  --------
                                                --------  -------  --------

The following table sets forth the Company's operating margins by operating segment and on a consolidated basis:

                                                    Year Ended March 31,
                                                ---------------------------
                                                  1996     1995      1994
                                                --------  -------  --------
Medical Device and Surgical/Safety
  Disposables Segment:
    Marquest                                       2.3%   (13.1)%   (11.9)%
    Scherer, Ltd.                                 (4.4)    (8.1)     (5.2)%
Waste Management Services Segment                  8.6      7.9       5.2
Consumer Healthcare Products Segment              33.3     24.8      28.5
Consolidated                                       0.9%   (13.1)%    (7.4)%

FISCAL 1996 VS. FISCAL 1995  (COSTS AND EXPENSES)

The Company reported operating income of $393,000 in fiscal 1996 compared to an operating loss of $5,628,000 in fiscal 1995. The fiscal 1995 operating loss includes a nonrecurring charge of $2,000,000 for the writedown of two waste incinerator investments.

Marquest reported operating income of $510,000 in fiscal 1996 compared to an operating loss of $2,696,000 in fiscal 1995. This improvement is a result of the increase in sales discussed above combined with an emphasis on cost reduction. Marquest reduced manufacturing costs and administrative expenses by reductions in personnel, improved operational efficiencies and increased vertical integration of the manufacturing processes. Additionally, the increase in the manufacturing volume helped improve overhead absorption.

Scherer, Ltd.'s operating loss decreased 63% to $335,000 in fiscal 1996 from $912,000 in fiscal 1995. In fiscal 1995, Scherer, Ltd. experienced substantial losses (approximately $700,000) under its surgical trays contract with Cordis. Effective April 1, 1995, Scherer, Ltd. entered into a new agreement with Cordis which required Cordis, among other things, to reimburse Scherer, Ltd. a monthly shortfall amount ($52,000 per month for the period April to July 1995 and $42,500 per month for the months of August and September 1995) to help offset monthly losses incurred under the contract. The contract was terminated upon the sale of the Medical Business to Cordis Medical in October 1995. Primarily as a result of the new contract, the Medical Business reported operating income of $164,000 in fiscal 1996 compared to an operating loss of $559,000 in fiscal 1995. The Industrial Business of Scherer, Ltd. increased its operating loss 41% to $499,000 in fiscal 1996 from $353,000 in fiscal 1995. The Company is reviewing the operating losses relating to the Industrial Business and is evaluating the areas in which Scherer, Ltd. can reduce operating costs to improve its margins. In late fiscal 1996, Scherer, Ltd., which is currently operating under the name Protective Disposable Apparel, moved the manufacture of its lab coats to a new workshop where Scherer, Ltd. was able to negotiate better labor rates. Additionally, Scherer, Ltd. intends to redesign some of its products in an attempt to reduce raw materials and may discontinue the sales of some of its low margin products.

The Waste Management Services Segment increased its operating income 17% to $924,000 in fiscal 1996 from $790,000 in fiscal 1995. The operating improvement can be attributed to a decrease in insurance expense and a one-time sales tax expense in fiscal 1995 pursuant to a three year assessment from a sales tax audit. This segment has reported consistent increases in net sales but has struggled to improve its operating margins because of pricing pressures in both the hospital and physician markets.

Operating income improved 51% to $368,000 in fiscal 1996 from $244,000 in fiscal 1995 at the Company's Consumer Healthcare Products Segment. This increase can be directly attributed to the increase in sales for this segment discussed above.

FISCAL 1995 VS. FISCAL 1994  (COSTS AND EXPENSES)

The Company's operating loss increased to $5,628,000 in fiscal 1995 from an operating loss of $3,071,000 in fiscal 1994. The fiscal 1995 operating loss includes a nonrecurring charge of $2,000,000 for the writedown of two waste incinerator investments.

Marquest's fiscal 1995 operating loss of $2,696,000 changed very little from fiscal 1994's operating loss of $2,679,000 despite a $1,890,000 sales decrease in fiscal 1995. This was primarily due to the previously discussed consolidation of the manufacturing and distribution facilities, plus focused emphasis on improvement programs developed to reduce cost while improving the quality of Marquest's products and customer service.

At Scherer, Ltd., the increase in the operating loss for fiscal 1995 from $421,000 in fiscal 1994 to $912,000 in fiscal 1995 was due principally to losses relating to the Cordis surgical tray business.

The Waste Management Segment operating income improved by approximately $288,000 from $502,000 in fiscal 1994 to $790,000 in fiscal 1995. This is a particularly positive result in light of the downward price pressure in both the hospital and physician's markets, and is a direct result of a successful cost reduction program initiated early in fiscal 1995.

The Company also had investment writedowns of $2,000,000 during fiscal 1995 relating to two waste incinerator investments at its waste incineration subsidiaries and $537,000 for an unsuccessful attempt to acquire another company.

INCOME TAXES. The Company recorded an income tax provision of $548,000 in fiscal 1996 and had tax benefits of $197,000 and $1,018,000 in fiscal years 1995 and 1994, respectively. Marquest recorded a tax provision of $697,000 in fiscal 1996 as a result of its settlement with the IRS with respect to tax issues related to previous years. In fiscal 1996, the Company (excluding Marquest) utilized tax loss carryforwards and reduced its valuation allowance accordingly. Prior to fiscal 1996, the Company significantly increased its valuation allowance against its deferred tax assets mainly related to the tax loss carryforwards.

The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based upon the Company's current and anticipated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATIONS.
The Company's (excluding Marquest) operating activities provided cash from continuing operations of approximately $2,123,000 in fiscal 1996 compared to approximately $350,000 in fiscal 1995. The improvement in operating cash flows can primarily be attributed to the collection of the remaining Scherer, Ltd. accounts receivable associated with the Medical Business and the overall improvement of Scherer, Ltd.'s working capital management prior to the sale of the Medical Business to Cordis Medical. Cordis paid all amounts owed (approximately $560,000) to Scherer, Ltd. at the time of closing for services provided under the contract to assemble surgical disposable trays.
Additionally, as part of the terms of the sale agreement, Scherer, Ltd. retained all accounts receivable associated with the Medical Business, of which approximately $800,000 was collected in the second half of fiscal 1996. During fiscal 1994 and into the first half of fiscal 1995, Scherer, Ltd. made significant inventory purchases in anticipation of projected sales increases under the Cordis contract. The anticipated level of sales did not materialize and an effort was made to reduce inventory levels in fiscal 1995 and continued through the first half of fiscal 1996.

The Company's decision to discontinue the operations of Biofor should reduce operating cash flow requirements in future periods. The net cash used by Biofor's operations was approximately $1,564,000 and $2,105,000 for fiscal years 1996 and 1995, respectively.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
Prior to fiscal 1996, Scherer Scientific, Ltd., Scherer Cap, and RPS Investments, Ltd., entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions. The Affiliate Loans are payable on demand and bear interest at prime rate plus .5%. The Company used $4,800,000 of the net proceeds from the sale of the Medical Business to Cordis Medical to repay a portion of the Affiliate Loans. The Company and the affiliates intend to restructure the remaining balance of the Affiliate Loans, approximately $2,286,000 at March 31, 1996, to include fixed payment terms, uniform interest rates, cross collateralization and guarantees.

During the first quarter of fiscal 1996, the Company terminated its $3,200,000 line of credit with Trust Company Bank (now SunTrust Bank). This line was fully collateralized by cash investments. The Company determined that the line provided no net financial leverage and converted the collateral previously used to secure the line of credit into operating cash. Available cash balances are invested in repurchase agreements (principally U.S. Treasuries) daily.

During the third quarter of fiscal 1996, the Company and Scherer Cap had discussed a line of credit arrangement that would have been available as an additional capital resource. The discussions ended after it was decided the line of credit wasn't necessary because the Company's cash flow is sufficient to maintain its current operations.

MARQUEST

With the exception of executive management, Marquest operates independent of the Company.

Marquest's cash used for operating activities decreased to approximately $79,000 in fiscal 1996 from $994,000 in fiscal 1995. The improvement can be attributed to the increase in sales during fiscal 1996 combined with the successful implementation of cost reduction programs.

In December 1995, Marquest signed a promissory note with Scherer Cap, an entity controlled by the majority stockholder of the Company, for maximum borrowings of $1,800,000, of which $1,100,000 was borrowed in December 1995 primarily for working capital purposes. Marquest repaid $400,000 of the borrowings in January 1996 and the balance of $700,000 was repaid in March 1996 from borrowings under a Loan and Security Agreement (the "Loan Agreement") entered into by Marquest and Scherer Cap. The Loan Agreement, which expires February 28, 2001, enables Marquest to borrow a maximum of $1,500,000 at an interest rate of prime plus
1 1/2%. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes that are convertible into shares of Marquest Common Stock at the option of Scherer Cap. As of March 31, 1996, Marquest had borrowed $700,000 under the Loan Agreement. Additionally, Scherer Cap invested $1,000,000 in Marquest on March 29, 1996 through the purchase of 2,061,856 shares of Marquest Common Stock.

Marquest is currently negotiating with a bank for a line of credit that would be secured by its accounts receivable. The line of credit would be available primarily for working capital needs. Marquest expects to complete negotiations and secure the line of credit during the second quarter of fiscal 1997.

Planned capital investment for fiscal 1997 is approximately $1,000,000 for facilities and process improvements which Marquest will fund through internally generated funds and, if necessary, the $800,000 of available borrowings under the Loan Agreement with Scherer Cap.

Marquest's management believes that it can fund its current operating levels and meet its obligations during fiscal 1997 from cash on hand and from internally generated funds. To the extent that fiscal 1997's operations do not meet projected levels, Marquest's planned investment in capital expenditures for fiscal 1997 will be reduced accordingly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth on pages F-1 through F-21 of this report. The reporting of selected quarterly financial data specified by
Item 302 of Regulation S-K is not required for the Company.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 1996.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 1996, all filing requirements applicable to its directors and executive officers were complied within a timely manner [except that Amy M. Murphy filed a late Form 3]. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.


ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation set forth under the caption "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402 (a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons set forth under the captions "Principal Stockholders" and "Election of Directors" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions set forth under the caption "Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:
     (1)  Financial Statements.

     The financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index to Financial Statements and Financial Statement Schedules which appears on page F-1 of this report.

     (2)  Financial Statement Schedules.

     Financial statement schedules begin on page S-1 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are not applicable or because the information required is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits.

     The following exhibits are filed with or incorporated by reference in this report. Where filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis. The Company will furnish any exhibit upon request to Amy M. Murphy, Secretary, Scherer Healthcare, Inc., 2859 Paces Ferry Road, Suite 300, Atlanta, Georgia 30339. There is a charge of $.50 per page to cover expenses for copying and mailing.

          3.1 Articles of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
          3.2  By-Laws of the Company (Exhibit 3.2 to the Company's Annual
               Report on Form 10-K for the fiscal year ended March 31, 1994).
            4  Certificate of Designation, Preferences and Rights of Preferred
               Stock by Resolution of the Board of Directors Providing for an
               Issue of 7,000 Shares of Preferred Stock Designated "Series A" Cumulative Convertible Preferred Stock (Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
          10.1 Property Lease between Bio Systems Partners and Flushing Operating Corp. for 210 Sherwood Avenue, Farmingdale, New York, and Addendum (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
          10.2 Property Lease between Med X Services of PA, Inc. and successors and Mark Hankin and Hamnar Associates XVII for 380 Constance Drive, Warminster, Pennsylvania, and Addendum (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
          10.3 Asset Purchase Agreement dated October 3, 1995 among Cordis Medical Products, Inc., Scherer Healthcare, Ltd. d/b/a Custom Medical Products, ASH Enterprises, Inc., Out-Patient Products Company, Inc., Scherer Healthcare, Inc. and Cordis Corporation (Exhibit 2 to the Company's Current Report on Form 8-K dated October 19, 1995).
          10.4 Conversion Agreement dated March 28, 1996 by and between Marquest Medical Products, Inc. and Scherer Healthcare, Inc.
               (Exhibit 10 to the Company's Current Report on Form 8-K dated April 17, 1996)
            21 Subsidiaries of Registrant - filed herewith.
            25 Powers of Attorney - filed herewith.
            27 Financial Data Schedule (included only in EDGAR filing)

(b)  REPORTS ON FORM 8-K.
     No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 1996.

                              SCHERER HEALTHCARE, INC.


                         By:  /s/Robert P. Scherer, Jr.
                              -------------------------------------
                              Robert P. Scherer, Jr.
                              Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 1996.

Signature                                    Title
- ---------                                    -----


/s/Robert P. Scherer, Jr.                    Chairman of the Board, Director and
- -----------------------------------          Chief Executive Officer
Robert P. Scherer, Jr.


/s/William J. Thompson            *          President and Director
- -----------------------------------
William J. Thompson



/s/Gary W. Ruffcorn                          Director of Finance and Accounting
- -----------------------------------          (Principal Financial and Accounting
Gary W. Ruffcorn                             Officer)



/s/Stephen A. Lukas, Sr.          *          Director
- -----------------------------------
Stephen A. Lukas, Sr.


/s/Kenneth H. Robertson           *          Director
- -----------------------------------
Kenneth H. Robertson





*By:/s/Robert P. Scherer, Jr.
    -------------------------
       Robert P. Scherer, Jr.
       as Attorney-in-Fact

                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS


The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT                                                                                   PAGE
NUMBER                             DESCRIPTION                                           NUMBER
- -------                            -----------                                           ------
    3.1   Articles of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1994).

    3.2   By-Laws of the Company (Exhibit 3.2 to the Company's Annual Report on
          Form 10-K for the fiscal year ended March 31, 1994).

    4 Certificate of Designation, Preferences and Rights of Preferred Stock by Resolution of the Board of Directors Providing for an Issue of 7,000 Shares of Preferred Stock Designated "Series A" Cumulative
          Convertible Preferred Stock (Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

    10.1  Property Lease between Bio Systems Partners and Flushing Operating
          Corp. for 210 Sherwood Avenue, Farmingdale, New York, and Addendum
          (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

    10.2  Property Lease between Med X Services of PA, Inc. and successors and
          Mark Hankin and Hamnar Associates XVII for 380 Constance Drive,
          Warminster, Pennsylvania, and Addendum  (Exhibit 10.4 to the Company's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

    10.3  Asset Purchase Agreement dated October 3, 1995 among Cordis Medical
          Products, Inc., Scherer Healthcare, Ltd. d/b/a Custom Medical
          Products, ASH Enterprises, Inc., Out-Patient Products Company, Inc.
          Scherer Healthcare, Inc. and Cordis Corporation (Exhibit 2 to the
          Company's Current Report on Form 8-K dated October 19, 1995).

    10.4  Conversion Agreement dated March 28, 1996 by and between Marquest
          Medical Products, Inc. and Scherer Healthcare, Inc. (Exhibit 10 to the
          Company's Current Report on Form 8-K dated April 17, 1996)

    21    Subsidiaries of Registrant - filed herewith.

    25    Powers of Attorney - filed herewith.

    27    Financial Data Schedule (included only in EDGAR filing)

                               SCHERER HEALTHCARE, INC.


                FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Report of Independent Public Accountants. . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets--March 31, 1996 and 1995. . . . . . . . . .    F-3

Consolidated Statements of Operations--Years Ended
    March 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Stockholders' Equity--Years
    Ended March 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . .    F-7

Consolidated Statements of Cash Flows--
    Years Ended March 31, 1996, 1995 and 1994 . . . . . . . . . . . . .    F-8

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .    F-9

The following financial statement schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

Schedule I--Condensed Financial Information of Registrant . . . . . . .    S-1

Schedule II--Valuation and Qualifying Accounts. . . . . . . . . . . . .    S-4

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of
Scherer Healthcare, Inc.


We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware Corporation) AND SUBSIDIARIES as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 11 to the financial statements, the Company changed its method of accounting for income taxes during 1994.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements and financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              Arthur Andersen LLP


Atlanta, Georgia
June 7, 1996

                               SCHERER HEALTHCARE, INC.

                             CONSOLIDATED BALANCE SHEETS

                               March 31, 1996 and 1995


                              ASSETS

                                                             1996          1995
                                                         -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                              $ 3,622,000   $ 1,273,000
  Investment fund, at cost which approximates market          -          3,232,000
  Accounts receivable, less allowance for doubtful
    accounts of $243,000 in 1996 and $228,000 in 1995      6,092,000     7,248,000
  Current maturities of  notes receivable                    393,000       289,000
  Inventories                                              3,936,000     5,644,000
  Prepaid and other                                          331,000       435,000
                                                         -----------   -----------

     Total current assets                                 14,374,000    18,121,000
                                                         -----------   -----------
PROPERTY AND EQUIPMENT                                    15,749,000    16,728,000
  Less accumulated depreciation                           (5,146,000)   (4,229,000)
                                                         -----------   -----------
  Net property and equipment                              10,603,000    12,499,000
                                                         -----------   -----------

OTHER ASSETS
  Cost in excess of net assets of  businesses
    acquired, net                                          6,721,000     7,165,000
  Other investments, at cost                                 651,000       650,000
  Notes receivable, less current portion                     506,000     1,038,000
  Intangibles                                                365,000       829,000
  Deferred income taxes                                      329,000       329,000
  Other                                                      305,000             -
  Net assets of discontinued operations                      589,000       897,000
                                                         -----------   -----------

            Total other assets                             9,466,000    10,908,000
                                                         -----------   -----------
TOTAL ASSETS                                             $34,443,000   $41,528,000
                                                         -----------   -----------
                                                         -----------   -----------




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (Continued)

                               MARCH 31, 1996 AND 1995



                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1996         1995
                                                      -----------   ----------

CURRENT LIABILITIES
  Accounts payable                                   $ 2,150,000   $ 3,663,000
  Acrued expenses                                      5,002,000     4,897,000
  Line of credit and current maturities of debt
    obligations                                          981,000     3,423,000
  Payables to affiliates                               2,286,000     7,601,000
  Other                                                   49,000        58,000
  Net liabilities of discontinued operations              33,000       888,000
                                                      -----------   ----------

     Total current liabilites                         10,501,000    20,530,000
                                                      -----------   ----------

LONG-TERM DEBT, net of current maturities              5,291,000     4,946,000
                                                      -----------   ----------

OTHER LIABILITIES                                        347,000       370,000
                                                      -----------   ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY AND PARTNERSHIPS      2,130,000     1,196,000
                                                      -----------   ----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock - $.01 par value,
    2,000,000 shares authorized; 28,885 shares
    issued and outstanding in 1996 and 35,006
    in 1995                                                 -             -
  Common stock - $.01 par value, 12,000,000
    shares authorized; 4,669,928 issued  in
    1996 and 4,642,814 in 1995; 4,290,566 shares
    outstanding in 1996 and 4,266,452 in 1995             47,000        46,000
  Capital in excess of par value                      22,316,000    22,317,000
  Accumulated deficit                                 (3,156,000)   (4,904,000)
  Less treasury stock, at cost                        (3,033,000)   (2,973,000)
                                                      -----------   ----------

     Total stockholders' equity                       16,174,000    14,486,000
                                                      -----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $34,443,000   $41,528,000
                                                      -----------   ----------
                                                      -----------   ----------




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the years ended March 31,

                                                       1996           1995          1994
                                                    -----------    -----------   -----------
NET SALES                                          $41,857,000    $42,802,000   $41,229,000
                                                    -----------    -----------   -----------

COSTS AND EXPENSES
  Cost of goods sold                                28,540,000     32,009,000    30,641,000
  Selling, general, and administrative              12,769,000     14,281,000    13,533,000
  Research and development                             155,000        140,000       126,000
  Nonrecurring charges                                    -         2,000,000          -
                                                    -----------    -----------   -----------
    Total costs and expenses                        41,464,000     48,430,000    44,300,000
                                                    -----------    -----------   -----------

OPERATING INCOME (LOSS)                                393,000     (5,628,000)   (3,071,000)

OTHER INCOME (EXPENSE)
  Interest income                                      266,000        696,000     1,185,000
  Interest expense                                  (1,128,000)    (1,257,000)   (1,178,000)
  Gain on sale of assets                             3,006,000         70,000       491,000
  Other, net                                           684,000       (642,000)     (280,000)
                                                    -----------    -----------   -----------
    Total other income (expense)                     2,828,000     (1,133,000)      218,000
                                                    -----------    -----------   -----------

Income (loss) from continuing operations before
  minority interest, income taxes, extraordinary
  item and change in accounting principle            3,221,000     (6,761,000)   (2,853,000)

Minority interest in (income) loss                      (5,000)     1,927,000     1,992,000
                                                    -----------    -----------   -----------

Income (loss) from continuing operations before
  income taxes, extraordinary item and change
  in accounting principle                            3,216,000     (4,834,000)     (861,000)

Benefit (provision) for income  taxes                 (548,000)       197,000     1,018,000
                                                    -----------    -----------   -----------

Income (loss) from continuing operations
  before extraordinary item and change in
  accounting principle                               2,668,000     (4,637,000)      157,000

Loss from discontinued operations                     (920,000)    (5,534,000)   (4,795,000)
                                                    -----------    -----------   -----------

Income (loss) before extraordinary item and
  change in accounting principle                     1,748,000    (10,171,000)   (4,638,000)
Extraordinary item: gain from extinguishment
  of debt                                                 -              -          421,000
Change in accounting principle, benefit from
  change in method of accounting for income taxes         -              -          254,000
                                                    -----------    -----------   -----------

NET INCOME (LOSS)                                  $ 1,748,000   $(10,171,000)  $(3,963,000)
                                                    -----------    -----------   -----------
                                                    -----------    -----------   -----------




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Continued)

                            For the years ended March 31,

                                                        1996            1995          1994
                                                     -----------     -----------   -----------
INCOME (LOSS) PER COMMON SHARE
  Income (loss) from continuing operations before
    extraordinary item and change in accounting
    principle                                        $      0.60     $    (1.09)   $     0.04
  Loss from discontinued operations                        (0.20)         (1.30)        (1.21)
  Extraordinary item                                         -              -            0.11
  Change in accounting principle                             -              -            0.06
                                                     -----------     -----------   -----------
NET INCOME (LOSS) PER SHARE                          $      0.40     $    (2.39)   $    (1.00)
                                                     -----------     -----------   -----------
                                                     -----------     -----------   -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,421,483      4,255,264     3,953,544
                                                     -----------     -----------   -----------
                                                     -----------     -----------   -----------




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       For the three years ended March 31, 1996

                                                                                            Retained
                                                                                            Earnings
                                            Preferred               Common    Capital In     (Accu-                   Treasury
                                Preferred   Stock        Common     Stock     Excess of      mulated     Treasury      Stock
                                Shares      Amount       Shares     Amount    Par Value      Deficit)    Shares         Cost
                                ---------   ---------   ---------  ---------  -----------  -----------   --------   ------------
Balance at March 31, 1993           -       $   -       4,305,139  $  43,000  $14,309,000  $ 9,230,000    371,362   $(2,873,000)

  Shares issued in connection
    with Marquest transaction     43,516        -           -           -       4,351,000        -           -           -
  Net loss                          -           -           -           -          -        (3,963,000)      -           -
  Shares issued to purchase
    minority interest in
    Biofor of Georgia               -           -         300,000      3,000    3,657,000        -           -           -
                                ---------   ---------   ---------  ---------  -----------  -----------   --------   ------------

Balance at March 31, 1994         43,516        -       4,605,139     46,000   22,317,000    5,267,000    376,362   (2,973,000)

  Conversion of preferred
    shares to common shares       (8,510)       -          37,675       -          -             -           -           -
  Net loss                          -           -           -           -          -       (10,171,000)      -           -
                                ---------   ---------   ---------  ---------  -----------  -----------   --------   ------------

Balance at March 31, 1995         35,006        -       4,642,814     46,000   22,317,000   (4,904,000)   376,362   (2,973,000)
  Conversion of preferred
    shares to common shares       (6,121)       -          27,114      1,000       (1,000)       -           -           -
  Net income                        -           -           -           -          -         1,748,000       -           -
  Other                             -           -           -           -          -             -          3,000      (60,000)
                                ---------   ---------   ---------  ---------  -----------  -----------   --------   ------------

Balance at March 31, 1996         28,885    $   -       4,669,928  $  47,000  $22,316,000  $(3,156,000)   379,362   $(3,033,000)
                                ---------   ---------   ---------  ---------  -----------  -----------   --------   ------------
                                ---------   ---------   ---------  ---------  -----------  -----------   --------   ------------




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                               SCHERER HEALTHCARE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the years ended March 31,


                                                     1996            1995          1994
                                                  -----------     -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $ 1,748,000   $(10,171,000)  $(3,963,000)
    Adjustments to reconcile net income (loss)
       to net cash provided by (used for)
      operating activities:
        Depreciation and amortization              2,228,000      2,658,000     3,240,000
        Minority interest                             46,000     (1,952,000)   (1,992,000)
        Deferred taxes                                  -           121,000       391,000
        Gain on sale of assets                    (3,006,000)       (70,000)     (491,000)
        Extraordinary gain from early
          extinguishment of debt                        -              -         (421,000)
        Nonrecurring charges                            -         2,000,000          -
        Loss from discontinued operations            920,000      5,534,000     4,795,000
        Other noncash charges and credits, net        34,000       (267,000)      380,000
    Changes in operating assets and liabilities,
      net of acquisitions:
      Accounts receivable, net                     1,063,000         48,000    (2,061,000)
      Inventories                                   (614,000)       816,000    (2,207,000)
      Prepaid and other                              101,000        188,000       189,000
      Income taxes, net                               14,000        825,000       132,000
      Accounts payable and accrued expenses         (464,000)      (154,000)     (815,000)
      Other liabilities                              (25,000)      (221,000)     (463,000)
                                                 ------------    -----------   -----------
     Net cash provided by (used for) operating
      activities of continuing operations          2,045,000       (645,000)   (3,286,000)
                                                 ------------    -----------   -----------
     Net operating activities of discontinued
      operations                                  (1,564,000)    (2,105,000)   (2,616,000)
                                                 ------------    -----------   -----------
     Net cash provided by (used for) operating
      activities                                     481,000     (2,750,000)   (5,902,000)
                                                 ------------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net        (670,000)    (1,773,000)   (3,646,000)
    Proceeds from sale of assets                   5,147,000        245,000       692,000
    Decrease (increase) in investments             3,232,000       (232,000)     (542,000)
    Decrease in notes receivable                     467,000        764,000     1,983,000
    Other investing activities, net                   82,000        (45,000)      476,000
                                                 ------------    -----------   -----------
    Net cash provided by (used for)
      investing activities                         8,258,000     (1,041,000)   (1,037,000)
                                                 ------------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments of) proceeds from
      borrowings                                  (2,657,000)    (1,008,000)    2,466,000
    Advances from (repayments to) affiliated
      companies                                   (5,321,000)     2,356,000     2,161,000
    Proceeds from investment by affiliated
      company                                      1,588,000           -            -
    Other financing activities, net                     -           169,000      (131,000)
                                                 ------------    -----------   -----------
      Net cash provided by (used for) financing
        activities                                (6,390,000)     1,517,000     4,496,000
                                                 ------------    -----------   -----------
CHANGE IN CASH AND CASH EQUIVALENTS                2,349,000     (2,274,000)   (2,443,000)

CASH AND CASH EQUIVALENTS, beginning of year       1,273,000      3,547,000     5,990,000
                                                ------------    -----------   -----------
CASH AND CASH EQUIVALENTS, end of year          $  3,622,000    $ 1,273,000   $ 3,547,000
                                                ------------    -----------   -----------
                                                ------------    -----------   -----------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1996, 1995, AND 1994



    NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the parent company, Scherer Healthcare, Inc. (the "Company" or "Scherer Healthcare"), and its subsidiaries (see Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended March 31, 1996 for detailed listing). Marquest Medical Products, Inc. ("Marquest"), a majority owned subsidiary of the Company, has a 52- or 53-week fiscal year ending on the Saturday nearest to March 31.
All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

INVENTORIES

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out ("FIFO") method.

                                                1996            1995
                                            ------------     ----------
    Finished products                       $ 1,884,000      $2,107,000
    Work in progress                            233,000         203,000
    Containers, packaging, and raw material   1,819,000       3,334,000
                                              -----------     ----------
                                            $ 3,936,000      $5,644,000
                                              -----------     ----------
                                              -----------     ----------

PROPERTY AND EQUIPMENT

PROPERTY and equipment is stated at cost, and depreciation is computed principally using the straight-line method over the estimated useful lives of the assets as follows: furniture, fixtures and equipment--3-10 years and buildings and leasehold improvements--5-50 years.

                                                     1996         1995
                                                ------------  -------------
         Land                                   $  1,265,000   $  1,387,000
         Building and leasehold improvements       4,836,000      5,331,000
         Furniture, fixtures, and equipment        9,648,000     10,010,000
                                                ------------  -------------
                                                 $15,749,000    $16,728,000
                                                ------------  -------------
                                                ------------  -------------


Depreciation expense for fiscal years 1996, 1995, and 1994 was $1,924,000, $2,276,000, and $2,470,000, respectively.

MINORITY INTEREST

Minority interest primarily represents the equity interest in Marquest of outside investors. Because of recent losses, there is no significant minority interest liability related to other subsidiaries not wholly-owned by the Company.

INCOME TAXES

As discussed in Note 11, during the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires that the Company account for income taxes under the liability method.

REVENUE RECOGNITION

Sales are recorded by the Company when products are shipped to customers or independent distributors. Sales for services provided are recorded when the Company has completed the service.

Geographic net sales were as follows:
                                       1996          1995           1994
                                   -----------    -----------    -----------
    United States and Canada      $36,113,000    $38,249,000    $37,025,000
    Europe, Pacific Rim and Other   5,744,000      4,553,000      4,204,000
                                   -----------    -----------    -----------
          Net Sales               $41,857,000    $42,802,000    $41,229,000
                                   -----------    -----------    -----------
                                   -----------    -----------    -----------

Operating margins on export sales have been comparable to those associated with domestic sales.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenditures for the creation and application of new products and processes are expensed as incurred.

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based upon the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from the assumed conversion of the Company's Convertible Preferred Stock into common stock. Stock options outstanding have no material effect upon the calculation of earnings per share since their effect is antidilutive.

NEW ACCOUNTING STANDARDS

In fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. The Company expects that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

In fiscal 1997, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation". This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company will adopt this standard through compliance with the disclosure requirement set forth in SFAS No. 123. Adoption of the standard will have no impact on the financial position or results of operations of the Company.

NOTE 2.  ACQUISITION OF MARQUEST MEDICAL PRODUCTS, INC.

During the first quarter of fiscal 1994, Scherer Healthcare entered into transactions to acquire Marquest and to provide it $4,500,000 in sale and leaseback financing. Marquest is an international manufacturer and distributor of specialty cardiopulmonary support, respiratory and anesthesia disposable devices. Since the transactions were completed, Marquest has been included with the Company in the consolidated financial statements due to the Company's ability to control Marquest by virtue of common stock, warrants and convertible debt held by the Company and the Company's control of the Board of Directors.

As part of the acquisition, Marquest restructured its $12,650,000 of defaulted Swiss bonds. Approximately 96% of the outstanding amount of bonds was tendered and accepted in the Swiss bond exchange offers. A combination of approximately 43,516 shares of Scherer Healthcare 5% Convertible Preferred Stock, $2,875,000 of Marquest six-year 8% notes, and Marquest warrants for 1,597,416 Common Shares were issued to the former bondholders who accepted the exchange offers. In exchange for its Preferred Stock, Scherer Healthcare received approximately $4,352,000 of Marquest six-year 8% notes convertible into Marquest Common Stock. The $4,500,000 purchase of one of Marquest's product lines by Scherer Healthcare provides a license back to Marquest and a right of repurchase by Marquest. The issuance of the Preferred Stock to Swiss bondholders resulted in goodwill of approximately $4,255,000. Scherer Healthcare received warrants for 6,580,000 shares of Marquest Common Stock, exercisable at $.75 per share. At Scherer Healthcare's option, either cash or Scherer Healthcare Common Stock can be used in exercising the warrants. On May 23, 1994, the Company converted $2,500,000 of the $4,352,000 Marquest six-year 8% note into 3,333,333 shares of Marquest Common Stock.

On March 28, 1996, the Company converted the remaining balance of $1,852,000 and the associated accrued interest of $487,000 on the Marquest six-year 8% note into 3,340,245 shares of Marquest Common Stock. Additionally, the Company agreed to convert $376, 000 in accrued but unpaid management fees owed to the Company by Marquest into 537,614 shares of Marquest Common Stock. As of March 31, 1996, the Company owns 51% of Marquest's outstanding Common Stock. Marquest has outstanding a significant number of warrants, stock options, and convertible notes that could be converted into Marquest Common Stock. Depending upon the amount and timing of conversion of any of these securities, the Company's ownership percentage in Marquest could vary from 42% to 66%.

NOTE 3.        SEGMENT  INFORMATION


                                                                             Years Ended March 31
                                                                       -------------------------------
                                                                                 (in thousands)
                                                                         1996          1995      1994
                                                                         ----          ----      ----
Net Sales:
  Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                              $   22,443    $  20,576  $  22,466
        Scherer Healthcare, Ltd.                                          7,555       11,203      8,091
     Waste Management Services Segment                                   10,753       10,039      9,670
     Consumer Healthcare Products Segment                                 1,106          984      1,002
                                                                      ----------    ---------  ---------
        Total                                                        $   41,857    $  42,802  $  41,229
                                                                      ----------    ---------  ---------
                                                                      ----------    ---------  ---------
Operating Income (Loss) from Continuing Operations:
  Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                              $      510    $  (2,696) $  (2,679)
        Scherer Healthcare, Ltd.                                           (335)        (912)      (421)
     Waste Management Services Segment                                      924          790        502
     Consumer Healthcare Products Segment                                   368          244        286
     Corporate (a)                                                       (1,074)      (3,054)      (759)
                                                                      ----------    ---------  ---------
        Total                                                        $      393    $  (5,628) $  (3,071)
                                                                      ----------    ---------  ---------
                                                                      ----------    ---------  ---------
Identifiable Assets:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                              $   15,393    $  13,992  $  16,929
        Scherer Healthcare, Ltd.                                            909        6,233      6,461
     Waste Management Services Segment                                    9,370        9,524      9,173
     Consumer Healthcare Products Segment                                   153          139        152
     Corporate (b)                                                        8,618       11,640     19,192
                                                                      ----------    ---------  ---------
        Total                                                        $   34,443    $  41,528  $  51,907
                                                                      ----------    ---------  ---------
                                                                      ----------    ---------  ---------
Depreciation Expense:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                              $    1,046    $   1,364  $   1,668
        Scherer Healthcare, Ltd.                                             74          128        104
     Waste Management Services Segment                                      731          717        639
     Consumer Healthcare Products Segment                                     1            1         10
     Corporate                                                               72           66         49
                                                                       ---------    ---------  ---------
        Total                                                         $   1,924    $   2,276  $   2,470
                                                                      ----------    ---------  ---------
                                                                      ----------    ---------  ---------
Capital Expenditures:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                               $      66    $     666  $   1,650
        Scherer Healthcare, Ltd.                                             47          268      1,027
     Waste Management Services Segment                                      626          715        783
     Consumer Healthcare Products Segment                                   -            -            9
     Corporate                                                              -             15         65
                                                                       ---------    ---------  ---------
        Total                                                         $     739    $   1,664  $   3,534
                                                                       ---------    ---------  ---------
                                                                       ---------    ---------  ---------


 (a) Amount includes a nonrecurring charge of $2,000,000 for fiscal year 1995 relating to the writedown of two waste incinerator investments.

 (b) Amount includes net assets of discontinued operations of $589,000, $897,000, and $3,805,000 for fiscal years 1996, 1995, and 1994, respectively.  See Note 4.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

MARQUEST MEDICAL PRODUCTS, INC.
See Note 2 for discussion on the acquisition of Marquest.

Marquest manufactures and distributes four major groups of products for use in the respiratory care, cardiopulmonary support and anesthesia markets. The largest of these product groups is the Blood Collection Systems for Diagnostic Testing. This group includes a broad line of Marquest disposable blood gas syringes. Most revenues in this group are from the sales of proprietary-designed syringes, which are marketed under the trade names Gas-Lyte and Quik-ABG.

All of Marquest's operations and assets are located in Englewood, Colorado. Marquest markets its products domestically (United States and Canada) and internationally. The international markets primarily include Europe, the Pacific Rim, and Puerto Rico. Export sales accounted for 26%, 22%, and 19% of Marquest's sales for fiscal 1996, 1995, and 1994, respectively. Marquest had one independent distributor who accounted for 19%, 19% and 18% of its sales for fiscal 1996, 1995, and 1994, respectively.

SCHERER HEALTHCARE, LTD
The Company, through a wholly owned subsidiary, is the general partner and 65% owner of Scherer Healthcare, Ltd. ("Scherer, Ltd."), which had been doing business as Custom Medical Products until October 1995. On October 3, 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly owned subsidiary of Cordis Corporation for approximately $6,527,000. The assets sold to Cordis Medical were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers. See Note 5. for further discussion on the sale of assets.

Scherer, Ltd. continues in the business of providing nonwoven disposable industrial apparel and related products to the industrial safety and environment controlled clean room and scientific markets under the name Protective Disposable Apparel. Scherer, Ltd.'s operations and assets are located in the Asheville, North Carolina area. Scherer, Ltd.'s line of disposable products, which are sold domestically, includes protective coveralls, frocks, boot covers, and headware.

WASTE MANAGEMENT SERVICES SEGMENT

The Company operates its medical waste management services segment through Bio Systems Partners and Medical Waste Systems, Inc. (collectively, "Bio Systems"). The Company owns a 60% general partner interest in Bio Systems Partners and Medical Waste Systems, Inc. is wholly owned by the Company. Bio Systems has developed and implemented a system to manage and to dispose of certain infectious waste from hospitals and medical facilities--primarily injectables and other sharp-edged waste. Bio Systems operates in the metropolitan New York City, Pennsylvania, New Jersey, and New England areas.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company markets brand name and generic over-the-counter ("OTC") drugs and one prescription ("Rx") drug. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. Scherer Labs intends to discontinue the sale of its Rx product in fiscal 1997 due to an impractical increase in the cost to manufacture. Sales of the Rx product were $12,000, $24,000, and $55,000 in fiscal 1996, 1995, and 1994, respectively. The loss of these sales will not have a material effect on the Company.

Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers in the Southwest region of the United States. Accounting and customer service functions are provided by the Company at its corporate headquarters in Atlanta, Georgia and sales, marketing, purchasing, and relations with suppliers and contractors are performed in Dallas, Texas.

NOTE 4.  DISCONTINUED OPERATIONS

Biofor, Inc. ("Biofor"), a majority owned subsidiary of the Company which had been operating the Company's Pharmaceutical Research and Development Segment, was engaged in research to identify and develop new drug compounds. Biofor utilized "artificial intelligence" computer technology (known as "MultiCASE") which employed a system of rational drug design (known as M-CADD). This technology was used for new drug compound development and for contracted research and development.

Biofor focused its drug design efforts on at arthritis and osteoarthritis as well as the treatment for acute pain. Biofor's lead compound, BF-389, is an anti-inflammatory analgesic which preliminary Phase I clinical trials indicated was not sufficiently bioavailable when administered orally in humans. Other delivery methods that would allow oral administration of the compound were pursued by Biofor without success.

Since October 1990, Biofor and Ono Pharmaceutical Company, Ltd. ("Ono") had entered into two Research and Collaboration Agreements pursuant to which they jointly researched compounds. Biofor provided the use of its exclusive M-CADD software and its scientists experienced in using M-CADD while Ono provided funding and clinical testing of any compounds discovered. The first contract expired in fiscal 1994 and the second expired March 1996. Substantially all of Biofor's revenues since 1990 were derived from these contracts.

Since its inception on June 29, 1986, Biofor has expended over $20 million in cash funding from the Company and affiliates of the Company. In July 1995, after attempts to locate a purchaser for Biofor, Biofor ceased further drug design efforts and concentrated solely on the Ono research contract. When the Ono contract expired in March 1996, Biofor discontinued all operations and the Company abandoned all operations of Biofor.

The abandonment of the operations of Biofor has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets. Biofor's operating results are also segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

The following results of operations are attributable to the discontinued operations of Biofor:


                                                                                1996                 1995                1994
                                                                           --------------       -------------       -------------
Net sales                                                                  $      772,000       $     800,000       $   1,062,000
                                                                           --------------       -------------       -------------

Research and development expenditures                                           1,381,000           2,717,000           2,887,000
Nonrecurring charges                                                                    -           2,874,000           2,488,000
Other costs and expenses                                                          311,000             743,000             482,000
                                                                           --------------       -------------       -------------
                                                                                1,692,000           6,334,000           5,857,000
                                                                           --------------       -------------       -------------

Loss from discontinued operations                                          $     (920,000)      $  (5,534,000)      $  (4,795,000)
                                                                           --------------       -------------       -------------
                                                                           --------------       -------------       -------------


The net assets and liabilities of the discontinued operations of Biofor at March 31, 1996 and 1995 are as follows:


                                                          1996         1995
                                                      ----------   ----------
Current assets:
  Notes receivable, current                            $       -   $   39,000
  Prepaid expenses                                             -       71,000
                                                       ---------   ----------
   Total current assets                                        -      110,000
                                                       ---------   ----------

Current liabilities:
  Accounts payable and accrued expenses                   33,000      226,000
  Deferred contract revenues                                   -      772,000
                                                      ----------   ----------
   Total current liabilities                              33,000      998,000
                                                      ----------   ----------

Net current liabilities                               $   33,000   $  888,000
                                                      ----------   ----------
                                                      ----------   ----------


Long-term assets:
 Property and equipment, net                          $  664,000   $  938,000
                                                      ----------   ----------
  Total long-term assets                                 664,000      938,000
                                                      ----------   ----------

Long-term liabilities:
  Other liabilities                                       25,000       41,000
  Estimated shutdown costs                                50,000            -
                                                      ----------   ----------
   Total long-term liabilities                            75,000       41,000
                                                      ----------   ----------

Net long-term assets                                  $  589,000   $  897,000
                                                      ----------   ----------
                                                      ----------   ----------


The remaining property and equipment of Biofor primarily consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment. The assets have been written down to their estimated net realizable value and the Company recorded a provision of $50,000 for the estimated shutdown costs. Both of these amounts are included in the loss from discontinued operations for fiscal 1996. No income taxes or interest expense were allocated to the discontinued operations of Biofor for fiscal 1996, 1995, and 1994.

The Company is currently seeking a purchaser for all the remaining assets of Biofor.

NOTE 5.  SALE OF ASSETS

On October 3, 1995, the Company sold certain of the assets of Scherer, Ltd. to Cordis Medical, a wholly-owned subsidiary of Cordis Corporation, for $6,527,000. The assets sold were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer, Ltd.'s facility located in Asheville, North Carolina. Scherer, Ltd. received net proceeds, before income taxes, of $4,922,000 and the Company recorded a pretax gain of $2,781,000 in the third quarter of fiscal 1996. Scherer, Ltd. continues in the business of providing nonwoven apparel for industrial uses under the name Protective Disposable Apparel.

NOTE 6.  INTANGIBLES AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

Intangibles are being amortized on a straight-line basis over periods ranging from 5 - 40 years. Amortization expense amounted to $124,000, $152,000, and $359,000 in fiscal years 1996, 1995, and 1994, respectively. Accumulated amortization at March 31, 1996 and 1995 was $317,000 and $293,000, respectively.

The cost in excess of net assets acquired ("goodwill") is being amortized on a straight-line basis over periods ranging from 5 - 30 years. Amortization expense amounted to $380,000, $249,000, and $85,000 in fiscal years 1996, 1995, and 1994, respectively. Accumulated amortization at March 31, 1996 and 1995 was $1,175,000 and $779,000, respectively.

Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances indicate that the remaining estimated useful life of goodwill warrants revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

NOTE  7. BORROWINGS

The Company had a $3,200,000 line of credit arrangement with a bank which was collateralized by $3,200,000 of investments. Borrowings under the line of credit, which were $1,944,000 at March 31, 1995, had an interest rate of prime. The Company terminated the line of credit in June 1995 by paying off its then remaining balance of $2,989,000 with the investments that collateralized the line.

Debt and obligations under capital leases at March 31, 1996 and 1995 consisted of the following:



                                                                                   1996                1995
                                                                              -----------        ------------
Obligations under line of credit arrangement                                  $         -        $  1,944,000
Swiss debt principal and accrued interest at 9%                                   397,000             813,000
Note payable to Scherer Capital, LLC due fiscal 2002, prime plus
  1 2%, 9.75% at March 31, 1996                                                   700,000                   -
Note payable to bank, due through fiscal 2004; variable interest rate,
  8.375% at March 31, 1996                                                        975,000           1,234,000
Mortgage note payable due through fiscal 1999 at prime plus 1/2%                        -             466,000
Obligations under capital leases, due in varying installments through
  fiscal 2002                                                                   1,290,000             935,000
Notes payable due fiscal 1996 at 18%                                                    -             220,000
Swiss notes payable due fiscal 1999 at 8%                                       2,896,000           2,677,000
Other long-term debt                                                               14,000              80,000
                                                                              -----------        ------------
                                                                                6,272,000           8,369,000
Less current maturities                                                          (981,000)         (3,423,000)
                                                                              -----------        ------------
Long-term debt                                                                $ 5,291,000        $  4,946,000
                                                                              -----------        ------------
                                                                              -----------        ------------


The following is a summary of the future maturities of capital lease obligations and notes payable:

Year ended March 31:
  1997                                 $      981,000
  1998                                        544,000
  1999                                      3,294,000
  2000                                        734,000
  2001                                         18,000
  Thereafter                                  701,000
                                       --------------
                                       $    6,272,000
                                       --------------
                                       --------------

Substantially all of the assets of Marquest (approximately $15,393,000) are collateral on approximately $5,793,000 of the above noted debt obligations.

NOTE  8.       COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Office space, warehouse facilities, certain computer systems, transportation equipment, and office equipment are leased under noncancelable operating leases expiring at various dates through 2003. Total rental expense included in the consolidated statements of operations approximated $1,066,000, $1,110,000, and $1,608,000 in the years ended March 31, 1996, 1995, and 1994, respectively.

The following is a summary of future minimum lease payments required under operating leases having noncancelable lease terms in excess of one year:

Year ended March 31:

  1997                                 $      967,000
  1998                                        911,000
  1999                                        455,000
  2000                                        273,000
  2001                                        197,000
  Thereafter                                  303,000
                                       --------------
                                            3,106,000
Minimum sublease income                      (331,000)
                                       --------------
                                       $    2,775,000
                                       --------------
                                       --------------

LEGAL PROCEEDINGS

A products liability action was filed against Marquest in California in 1990 which was defended and settled during the trial by its insurance company. Under the insurance policy, Marquest may be responsible for a $250,000 self insured retention plus the cost of defense. Marquest has claimed that the insurance company mishandled the lawsuit and has declined to pay. Marquest was sued by the insurance company in District Court, Arapahoe County, Colorado in February 1994 alleging damages of up to $540,000. Subsequent to March 31, 1996, Marquest entered into a settlement agreement with the insurance company pursuant to which required Marquest to pay the insurance company $170,000.

The Company, through a subsidiary, owns a 60% interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to summary judgment granted in a civil action filed in the United States District Court for the Eastern District of New York in March 1994, the Company's subsidiary is required to purchase 40% equity interest of its minority partner in BSP. Pursuant to the partnership agreement, the Company's subsidiary and the minority partner performed separate appraisals of the minority interest. The separate appraisals were not consistent, therefore, a third appraiser, selected by the partners, has been retained to review each of the valuations and determine the final valuation and purchase price.

The Company is subject to other legal proceedings and claims that arise in the
ordinary course of business.   Although the outcome of such proceedings and
claims cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's operations or financial position.

NOTE 9.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has three stock option plans and a Long-Term Incentive Plan.
Options may be exercised at a rate ranging from 20 to 33 percent per year and expire after eight years. At March 31, 1996, the maximum shares available under these plans for future grants were 1,859,200. The price of options granted to date has generally been at the fair market value of the shares on date of grant.

A summary of changes in outstanding options is as follows:

                                                                     Weighted
                                                  Shares              Average
                                                  Subject            Price per
                                                 to Option             Share
                                                 ---------           ---------

    Balance at March 31, 1993                     209,800              $14.34
       Options granted                               -                   -
       Options exercised                             -                   -
       Options canceled and expired               (10,000)              19.69
                                                 ---------           ---------

    Balance at March 31, 1994                     199,800               14.07
        Options granted                           241,000               10.34
        Options exercised                            -                   -
        Options canceled and expired                 -                   -
                                                 ---------           ---------

    Balance at March 31, 1995                     440,800               12.03
         Options granted                             -                   -
         Options exercised                           -                   -
         Options canceled and expired            (311,000)              10.77
                                                 ---------           ---------
    Balance at March 31, 1996                     129,800              $15.05
                                                 ---------           ---------
                                                 ---------           ---------

    Options exercisable at March 31, 1996         102,800
                                                 ---------
                                                 ---------

CONVERTIBLE PREFERRED STOCK

As part of the Marquest acquisition in fiscal 1994, the Company issued 43,516 shares of its 5% Convertible Preferred Stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds (see Note 2). The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's Common Stock. At March 31, 1996, the Company had 28,885 shares of the Preferred Stock outstanding.

NOTE  10. RETIREMENT PLAN

A contributory 401(k) salary reduction plan covers all nonunion employees, and union employees in a few states, who are over 21 years of age and have been employed at least one year. Prior to April 1, 1995, Company contributions were 200% of employee contributions. Effective April 1, 1995, the Company may make a matching contribution not to exceed 6% of an employee's compensation. For fiscal 1996, the Company made a matching contribution of 100% of employee contributions up to the maximum of 6% of the employee compensation. Company contributions were approximately $108,000, $201,000, and $178,000 for fiscal years 1996, 1995, and 1994, respectively.

NOTE 11. INCOME TAXES

During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which required the use of the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The Company determined that the cumulative adjustment due to the adoption of SFAS No. 109 was $254,000 in fiscal 1994 as a result of the recognition of net operating loss carryforwards which were not allowed to be recognized as deferred tax assets under the Company's prior method of accounting for income taxes using Accounting Principles Board Opinion No. 11.

As of March 31 the Company's net deferred tax assets consisted of the following:

                                                  1996                1995
                                              -------------       -----------

        Deferred tax assets:
          Accrued expenses                    $   867,000         $   923,000
          Partnership losses                      604,000             819,000
          Capital Losses                          971,000           1,044,000
          Net operating loss carryforwards      6,155,000           6,615,000
          Other                                   462,000             838,000
                                              -------------       -------------
            Total deferred tax assets           9,059,000          10,239,000
                                              -------------       -------------

        Deferred tax liabilities:
          Amortization of intangibles                -                (39,000)
          Depreciation                           (278,000)           (273,000)
                                              -------------       -------------
            Total deferred tax liabilities       (278,000)           (312,000)
                                              -------------       -------------

          Valuation allowance                  (8,452,000)         (9,598,000)
                                              -------------       -------------

        Net deferred tax assets               $   329,000         $   329,000
                                              -------------       -------------
                                              -------------       -------------

A reconciliation of income tax provision (benefit) from continuing operations at the Federal statutory rates to actual tax provision (benefit) from continuing operations follows:


                                                                   1996           1995           1994
                                                              ------------   ------------   ------------

    Computed statutory amount                                  $ 1,095,000    $(2,299,000)   $  (970,000)
    Increase (decrease) in taxes resulting from:

       State income taxes, net of federal income
          tax benefit                                              129,000       (270,000)      (114,000)
       Minority interest in net (income) loss of
         subsidiaries                                               (7,000)       (28,000)       (14,000)
       Amortization of goodwill                                    142,000         92,000        129,000
       IRS settlement                                              697,000           -              -
       Net Federal and State tax refunds                          (150,000)      (250,000)      (311,000)
       Net change in valuation allowance                        (1,494,000)     2,249,000         78,000
       Other, net                                                  136,000        309,000        184,000
                                                              -------------  ------------   -------------
     Provision (benefit) for income taxes                      $   548,000    $  (197,000)   $(1,018,000)
                                                              -------------  ------------   -------------
                                                              -------------  ------------   -------------

Components of the provision (benefit) for income taxes are as follows:


                                                                   1996           1995           1994
                                                              ------------   ------------   ------------

    Current taxes:
        Federal                                               $  612,000     $  (126,000)   $  (887,000)
        State                                                    (64,000)       (192,000)        93,000
                                                              ------------   -------------   ------------
                                                                 548,000        (318,000)      (794,000)
     Deferred taxes                                                 -            121,000       (224,000)
                                                              ------------   -------------   ------------
    Provision (benefit) for income taxes                      $  548,000     $  (197,000)   $(1,018,000)
                                                              ------------   -------------   ------------
                                                              ------------   -------------   ------------

At March 31, 1996, the Company, excluding Marquest, has regular tax loss carryforwards of approximately $3,461,000 expiring in 2010. Marquest, which files a separate consolidated tax return, has tax loss carryforwards of approximately $13,000,000 which expire at varying dates through 2010 and are limited as to their use. Marquest also has capital loss carryforwards of approximately $2,600,000 which expire at varying dates through 1998. Due to the transactions discussed in Note 2, the future benefits associated with the utilization of Marquest's tax loss carryforwards may be substantially limited. Capital losses can be utilized to the extent Marquest generates capital gains in the future.

The Company has determined, based upon its recent earnings history, that asset valuation allowances of $8,452,000 and $9,598,000 should be established against its deferred tax assets as of March 31, 1996 and 1995.

During fiscal 1994, Marquest received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the FDA. The Internal Revenue Service ("IRS") completed an audit, and in July 1994, determined that the losses could not be carried back and issued an assessment to Marquest for the taxes plus interest. In fiscal 1996, Marquest settled additional tax issues related to audits by the IRS for fiscal years 1982-1988. Marquest recorded $697,000 of additional taxes and interest. Marquest negotiated a repayment plan whereby Marquest paid $400,000 in June 1995 and the remaining liability for taxes, interest and penalties of approximately $970,000 at March 30, 1996 will be repaid in monthly installments of $40,000. The IRS has placed a lien on Marquest's facility in Englewood, Colorado to secure payment of the taxes.

NOTE 12. RELATED-PARTY TRANSACTIONS

At March 31, 1996 and 1995, the Company had payables to affiliates of approximately $2,286,000 and $7,601,000, respectively due to Scherer Scientific, Ltd. and Scherer Capital, L.L.C ("Scherer Cap"). These payables are due on demand and bear interest at prime rate plus .5% (8.75% at March 31, 1996).
These entities are controlled by the majority stockholder of the Company.

In December 1995, Scherer Cap and Marquest signed a short-term promissory note enabling Marquest to borrow a maximum of $1,800,000, of which $1,100,000 was borrowed in December 1995. The note was secured by Marquest's inventory and accounts receivable and was due February 1996. Marquest repaid $400,000 of the borrowings in January 1996 and the balance of $700,000 was refinanced under a Loan and Security Agreement (the "Loan Agreement") signed by Marquest and Scherer Cap on March 28, 1996. The Loan Agreement enables Marquest to borrow a maximum of $1,500,000 at an interest rate of 12% over prime, adjusted quarterly. The rate was 9.75% as of March 31, 1996. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of March 31, 1996, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes. Additionally, on March 29, 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000.

During the first quarter of fiscal 1996 and prior periods, Scherer Scientific, Ltd. provided to the Company and its subsidiaries administrative, accounting, management oversight and payroll services (collectively, the "Administrative Services"). Effective July 1, 1995, Scherer Scientific, Ltd. and the Company terminated the Administrative Services arrangement and approximately 14 employees of Scherer Scientific, Ltd. became employees of the Company. As a result, the Company currently provides its own administrative, accounting, management and payroll services.

The Company was charged the following fees by the above affiliates:



                                             1996         1995          1994
                                          ---------    ----------     ---------
Management fees                           $150,000     $ 610,000      $500,000
Accounting and other services                 -           78,000       113,000
Interest expense                           539,000       544,000       252,000
                                          ---------    ----------     ---------
     Total                                $689,000    $1,232,000      $865,000
                                          ---------    ----------     ---------
                                          ---------    ----------     ---------

Until March 1995, Scherer Labs utilized the inventory receiving, warehousing and distribution, customer service, and invoicing services of an entity controlled by certain former officers of the Company and 25% owned by the majority shareholder of the Company. The fees charged for these services were $104,000 and $96,000 in fiscal 1995 and 1994, respectively.

During fiscal 1994, the Company acquired a 10% interest in Biofor from the former President of Biofor in exchange for 165,000 shares of the Company's Common Stock valued, at the time of the transaction, at approximately $2,000,000. Additionally during fiscal 1994, the former President of Biofor exercised his option from a previous transaction with the Company. The option required the Company to purchase 5,000 shares of the Company's Common Stock from the former President of Biofor for $20 per share.


NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION
                                                                      Years Ended March 31
                                                         ------------------------------------------
                                                               1996           1995          1994
                                                         ------------  -------------    -----------
NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
    Issuance of common stock for purchase of
      minority interest in Biofor                        $        -     $        -      $ 3,660,000
                                                         ------------  -------------    -----------
                                                         ------------  -------------    -----------

    Issuance of preferred stock in exchange for Note
      Receivable from Marquest to the Company            $        -     $        -      $ 4,352,000
                                                         ------------  -------------    -----------
                                                         ------------  -------------    -----------

    Conversion of Notes from Marquest to Marquest
      Common Stock                                       $  2,715,000   $  2,500,000    $      -
                                                         ------------  -------------    -----------
                                                         ------------  -------------    -----------
Supplemental information:
Interest paid during the year                            $  1,395,000   $    935,000    $ 1,179,000
Income taxes paid (refunded) during the year                  471,000     (1,149,000)    (1,110,000)

                                      SCHEDULE I

                               SCHERER HEALTHCARE, INC.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                    BALANCE SHEETS
                               MARCH 31, 1996 AND 1995

                                        ASSETS
                                                          1996          1995
                                                    -------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                         $   1,987,000   $   711,000
  Investments, at cost                                       -        3,232,000
  Accounts and notes receivable                         3,389,000     4,690,000
  Receivable from Marquest                                 43,000       683,000
  Inventories                                             542,000     3,034,000
  Other current assets                                    158,000     1,074,000
                                                    -------------  ------------
    Total current assets                                6,119,000    13,424,000
                                                    -------------  ------------

PROPERTY AND EQUIPMENT, net                             3,548,000     4,827,000
                                                    -------------  ------------

INVESTMENT IN MARQUEST                                  6,882,000     6,339,000
GOODWILL AND OTHER INTANGIBLES, net                     2,926,000     3,557,000
OTHER ASSETS                                            2,380,000     2,016,000
                                                    -------------  ------------

                                                    $  21,855,000   $30,163,000
                                                    -------------  ------------
                                                    -------------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $   2,423,000   $ 2,269,000
  Payable to affiliates                                 2,280,000     7,602,000
  Line of credit and current maturities of
    debt obligations                                      178,000     2,156,000
  Other current liabilities                                82,000     2,443,000
                                                    -------------  ------------

    Total current liabilities                           4,963,000    14,470,000
                                                    -------------  ------------

OTHER LIABILITIES                                         718,000     1,207,000

STOCKHOLDERS' EQUITY                                   16,174,000    14,486,000
                                                    -------------  ------------

                                                    $  21,855,000  $ 30,163,000
                                                    -------------  ------------
                                                    -------------  ------------

The notes to consolidated financial statements are an integral part of the condensed balance sheets.

This schedule presents Scherer Healthcare, Inc. and subsidiaries consolidated except for its Marquest subsidiary. Marquest's assets are restricted as to their distribution to the Company.

                                      SCHEDULE I

                               SCHERER HEALTHCARE, INC.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED MARCH 31,

                                           1996          1995          1994
                                       -----------   ------------   -----------

NET SALES                             $ 19,413,000    $22,226,000   $18,763,000
                                       -----------   ------------   -----------

COSTS AND EXPENSES
  Costs of goods sold                   13,234,000     16,343,000    12,942,000
  Selling, general and administrative    6,662,000      7,385,000     6,407,000
  Nonrecurring charges                        -         2,000,000          -
                                       -----------   ------------   -----------
    Total costs and expenses            19,896,000     25,728,000    19,349,000

OPERATING LOSS                            (483,000)    (3,502,000)     (586,000)

OTHER INCOME, net
  Gain on sale of assets                 2,781,000           -             -
  Other, net                               265,000         67,000     1,155,000
                                       -----------   ------------   -----------
    Total other income, net              3,046,000         67,000     1,155,000
                                       -----------   ------------   -----------

Income (loss) from continuing
  operations before net loss from
  unconsolidated subsidiary, income
  taxes, and change in accounting
  principle                              2,563,000     (3,435,000)     (569,000)
Net loss from unconsolidated subsidiary    (45,000)    (1,399,000)   (1,009,000)
                                       -----------   ------------   -----------

Income (loss) from continuing oper-
  ations before income taxes and
  change in accounting principle         2,518,000     (4,834,000)     (440,000)
Benefit for income taxes                   150,000        197,000     1,018,000
                                       -----------   ------------   -----------

Income (loss) from continuing
  operations before change in
  accounting principle                   2,668,000     (4,637,000)      578,000
Loss from discontinued operations         (920,000)    (5,534,000)   (4,795,000)
                                       -----------   ------------   -----------

Income (loss) before change in
  accounting principle                   1,748,000    (10,171,000)   (4,217,000)

Change in accounting principle,
  benefit from change in method of
  accounting for income taxes                 -              -          254,000
                                       -----------   ------------   -----------

NET INCOME (LOSS)                      $ 1,748,000   $(10,171,000)  $(3,963,000)
                                       -----------   ------------   -----------
                                       -----------   ------------   -----------


The notes to consolidated financial statements are an integral part of the condensed statements of operations.

This schedule presents Scherer Healthcare, Inc. and subsidiaries consolidated except for its Marquest subsidiary. Marquest's assets are restricted as to their distribution to the Company.

                                      SCHEDULE I

                               SCHERER HEALTHCARE, INC.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31,


                                                     1996           1995           1994
                                                ------------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (income) loss                             $  1,748,000   $(10,171,000)   $(3,963,000)


  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
      Depreciation and amortization                1,178,000      1,295,000      1,397,000
      Nonrecurring charges                              -         2,000,000           -
      Net loss from unconsolidated subsidiary         45,000      1,399,000      1,009,000
      Gain on sale of assets                      (2,781,000)       -                 -
      Loss from discontinued operations              920,000      5,534,000      4,795,000
      Other, net                                     139,000       (224,000)        31,000
  Changes in operating assets and liabilities,
    net                                              652,000        611,000     (2,881,000)
                                                ------------   ------------    -----------
  Net cash provided by operating activities of
    continuing operations                          1,901,000        444,000        388,000
  Net operating activities of discontinued
    operations                                    (1,564,000)    (2,105,000)    (2,616,000)
                                                ------------   ------------    -----------
  Net cash provided by (used for) operating
    activities                                       337,000     (1,661,000)    (2,228,000)
                                                ------------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net          (605,000)    (1,107,000)    (2,241,000)
  Proceeds from sale of assets                     4,922,000           -              -
  Investment in Marquest                                -            (6,000)    (4,531,000)
  Decrease in notes receivable                       648,000        389,000      1,400,000
  Decrease (increase) in investments               3,232,000       (232,000)      (542,000)
  Other investing activities, net                     82,000           -              -
                                                ------------   ------------    -----------
    Net cash provided by (used for) investing
      activities                                   8,279,000       (956,000)    (5,914,000)
                                                ------------   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from borrowings    (2,019,000)      (913,000)     1,976,000
  Advances from (repayments to) affiliates        (5,321,000)     2,356,000      2,161,000
  Purchase of treasury stock                            -              -          (100,000)
                                                ------------   ------------    -----------
    Net cash provided by (used for) financing
      activities                                  (7,340,000)     1,443,000      4,037,000
                                                ------------   ------------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                1,276,000     (1,174,000)    (4,105,000)

CASH AND CASH EQUIVALENTS, beginning of year         711,000      1,885,000      5,990,000
                                                ------------   ------------    -----------

CASH AND CASH EQUIVALENTS, end of year          $  1,987,000   $    711,000    $ 1,885,000
                                                ------------   ------------    -----------
                                                ------------   ------------    -----------

The notes to consolidated financial statements are an integral part of the condensed statements of cash flows.

This schedule presents Scherer Healthcare, Inc. and subsidiaries consolidated except for its Marquest subsidiary. Marquest's assets are restricted as to their distributions to the Company.

                                     SCHEDULE II

                               SCHERER HEALTHCARE, INC.

                          VALUATION AND QUALIFYING ACCOUNTS

                           THREE YEARS ENDED MARCH 31, 1996










                                                                 Additions
                                                           ----------------------
                Col. A                          Col. B      Col. C        Col. D      Col. E       Col. F
- -----------------------------------------     ---------    ---------   ----------    ---------     --------
                                               Balance    Charged to     Charged                   Balance
                                              Beginning    Costs and     to Other                  at End
             Description                       of Year     Expenses      Accounts   Deductions     of Year
- -----------------------------------------     ---------    ---------   ----------    ---------     --------
1996:
Allowance for doubtful accounts               $ 228,000    $ 112,000       -         $97,000(a)    $243,000
                                              ---------    ---------   ----------    ---------     --------
                                              ---------    ---------   ----------    ---------     --------

1995:
Allowance for doubtful accounts               $ 216,000    $  86,000       -         $74,000(a)    $228,000
                                              ---------    ---------   ----------    ---------     --------
                                              ---------    ---------   ----------    ---------     --------

1994:
Allowance for doubtful accounts                $ 94,000    $   1,000   $178,000(b)   $57,000(a)    $216,000
                                              ---------    ---------   ----------    ---------     --------
                                              ---------    ---------   ----------    ---------     --------






(a) Accounts written off net of recoveries.
(b) Purchase of Marquest