Form 10-Q
period 1996-06-30
SCHERER HEALTHCARE INC
filed 1996-08-14
CIK 703598

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                           --------------------------------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                             COMMISSION FILE NO. 0-10552

                           --------------------------------

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

                                YES__X__           NO


Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:


                CLASS                    OUTSTANDING AS OF JULY 30, 1996
- -----------------------------------  ----------------------------------------
   Common Stock, $0.01 par value                    4,291,831

                               SHERER HEALTHCARE, INC.

                            QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1996

                                  TABLE OF CONTENTS

ITEM                                                                   PAGE
NUMBER        PART I.  FINANCIAL INFORMATION                           NUMBER
- ------                                                                 ------

  1           Financial Statements:

              Condensed Consolidated Balance
              Sheets as of June 30, 1996 and
              March 31,1996. . . . . . . . . . . . . . . . . . . . .       3

              Condensed Consolidated Statements
              of Operations for the Three Months
              Ended June 30, 1996 and 1995 . . . . . . . . . . . . .       5

              Condensed Consolidated Statements
              of Cash Flows for the Three Months
              Ended June 30, 1996 and 1995 . . . . . . . . . . . . .       6

              Notes to Condensed Consolidated
              Financial Statements . . . . . . . . . . . . . . . . .       7

  2           Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations. . . . . . . . . . . . . . . . . . . . .       9

                             PART II.  OTHER INFORMATION

  6           Exhibits and Reports on Form 8-K . . . . . . . . . . .      13

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . .      14

              Index to Exhibits. . . . . . . . . . . . . . . . . . .      15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              SCHERER HEALTHCARE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                        ASSETS


                                                 June 30, 1996    March 31, 1996
                                                ---------------  ---------------

CURRENT ASSETS
  Cash and cash equivalents                       $ 2,777,000      $ 3,622,000
  Accounts receivable, less allowance for
    doubtful accounts of $260,000 and $243,000,
    respectively                                    5,424,000        6,092,000
  Current maturities of notes receivable              280,000          393,000
  Inventories                                       4,182,000        3,936,000
  Prepaid and other                                   341,000          331,000
                                                ---------------  ---------------

    Total current assets                           13,004,000       14,374,000
                                                ---------------  ---------------


PROPERTY AND EQUIPMENT                             15,997,000       15,749,000
  Less accumulated depreciation                    (5,432,000)      (5,146,000)
                                                ---------------  ---------------
  Net property and equipment                       10,565,000       10,603,000
                                                ---------------  ---------------


OTHER ASSETS
  Cost in excess of net assets of businesses
    acquired, net                                   6,656,000        6,721,000
  Other investments, at cost                          651,000          651,000
  Notes receivable, less current portion              472,000          506,000
  Intangibles                                         369,000          365,000
  Deferred income taxes                               329,000          329,000
  Other                                               375,000          305,000
  Net assets of discontinued operations               619,000          589,000
                                                ---------------  ---------------
    Total other assets                              9,471,000        9,466,000
                                                ---------------  ---------------

TOTAL ASSETS                                      $33,040,000      $34,443,000
                                                ---------------  ---------------
                                                ---------------  ---------------



              See notes to condensed consolidated financial statements.

                               SCHERER HEALTHCARE, INC.
                        CONDENSED  CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30, 1996   March 31, 1996
                                                ---------------  ---------------
CURRENT LIABILITIES
  Accounts payable                                $ 1,858,000      $ 2,150,000
  Accrued expenses                                  4,266,000        5,002,000
  Current maturities of debt obligations              971,000          981,000
  Payable to affiliates                             2,160,000        2,286,000
  Other                                                42,000           49,000
  Net liabilities of discontinued operations           20,000           33,000
                                                ---------------  ---------------

    Total current liabilities                       9,317,000       10,501,000
                                                ---------------  ---------------

LONG-TERM DEBT, net of current maturities           5,293,000        5,291,000
                                                ---------------  ---------------

OTHER LIABILITIES                                     341,000          347,000
                                                ---------------  ---------------

COMMITMENTS AND CONTINGENCIES


MINORITY INTERESTS IN SUBSIDIARY
AND PARTNERSHIPS                                    1,929,000        2,130,000
                                                ---------------  ---------------

STOCKHOLDERS' EQUITY
  Convertible preferred stock - $.01 par value,
    2,000,000 shares authorized;
    28,677 shares issued and outstanding
    (28,885 at March 31, 1996)                           -                -
  Common stock - $.01 par value,
    12,000,000 shares authorized;
    4,670,848 shares issued
    (4,669,928 at March 31, 1996);
    4,291,486 shares outstanding
    (4,290,566 at March 31, 1996)                      47,000           47,000
  Capital in excess of par value                   22,316,000       22,316,000
  Accumulated deficit                              (3,170,000)      (3,156,000)
  Less treasury stock, at cost                     (3,033,000)      (3,033,000)
                                                ---------------  ---------------

    Total stockholders' equity                     16,160,000       16,174,000
                                                ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $33,040,000      $34,443,000
                                                ---------------  ---------------
                                                ---------------  ---------------


              See notes to condensed consolidated financial statements.

                               SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         Three months ended
                                                              June 30,
                                                  ------------------------------
                                                       1996             1995
                                                  -------------    -------------

NET SALES                                         $ 9,059,000      $11,468,000
                                                  -------------    -------------

COSTS AND EXPENSES
  Cost of goods sold                                6,158,000        7,737,000
  Selling, general, and administrative              2,932,000        3,486,000
  Research and development                             43,000           39,000
                                                  -------------    -------------

    Total costs and expenses                        9,133,000       11,262,000
                                                  -------------    -------------

OPERATING INCOME (LOSS)                               (74,000)         206,000
                                                  -------------    -------------

OTHER INCOME (EXPENSE)
  Interest income                                      65,000           86,000
  Interest expense                                   (230,000)        (356,000)
  Gain on sale of assets                                 -             209,000
  Other, net                                           20,000            5,000
                                                  -------------    -------------

    Total other income (expense)                     (145,000)         (56,000)
                                                  -------------    -------------

Income (loss) from continuing operations before
  minority interest and income taxes                 (219,000)         150,000

Minority interest in net loss of subsidiary and
  partnerships                                        216,000           16,000
                                                  -------------    -------------

Income (loss) from continuing operations before
  income taxes                                         (3,000)         166,000

Provision for income taxes                            (11,000)         (23,000)
                                                  -------------    -------------

Income (loss) from continuing operations              (14,000)         143,000

Loss from discontinued operations                      -              (326,000)
                                                  -------------    -------------

NET LOSS                                          $   (14,000)     $  (183,000)
                                                  -------------    -------------
                                                  -------------    -------------

INCOME (LOSS) PER COMMON SHARE:

     Income (loss) from continuing operations    $      0.00      $       0.03
     Loss from discontinued operations                   -               (0.07)
                                                  -------------    -------------
NET LOSS PER COMMON SHARE                        $      0.00      $      (0.04)
                                                  -------------    -------------
                                                  -------------    -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                         4,290,745        4,266,452
                                                  -------------    -------------
                                                  -------------    -------------

              See notes to condensed consolidated financial statements.

                               SCHERER HEALTHCARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         Three months ended
                                                              June 30,
                                                  ------------------------------
                                                       1996             1995
                                                  -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (14,000)        (183,000)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                     366,000          618,000
    Minority interest                                (202,000)          25,000
    Gain on sale of assets                                -           (209,000)
    Loss from discontinued operations                     -            326,000
    Other noncash charges and credits, net             (2,000)          (9,000)
  Changes in operating assets and liabilities,
  net of acquisitions:
    Accounts receivable, net                          651,000          380,000
    Inventories                                      (246,000)         136,000
    Prepaid and other                                 (10,000)          22,000
    Accounts payable and accrued expenses          (1,027,000)      (1,171,000)
    Other liabilities                                  (5,000)         (12,000)
                                                 ------------     ------------
  Net cash used for operating activities of
  continuing operations                              (489,000)         (77,000)
                                                 ------------     ------------
  Net operating activities of discontinued
  operations                                          (43,000)        (585,000)
                                                 ------------     ------------
  Net cash used for operating activities             (532,000)        (662,000)
                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net           (247,000)        (118,000)
  Proceeds from sale of assets                            -            209,000
  Decrease in notes receivable                        145,000          117,000
  Decrease in investments                                 -          3,176,000
  Other investing activities, net                     (89,000)         360,000
                                                 ------------     ------------
Net cash provided by (used for) investing
  activities                                         (191,000)       3,744,000
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayment of) proceeds from borrowings           5,000       (2,074,000)
  Net repayments to affiliated companies             (127,000)         (28,000)
                                                 ------------     ------------
Net cash used for financing activities               (122,000)      (2,102,000)
                                                 ------------     ------------

CHANGE IN CASH AND CASH EQUIVALENTS                  (845,000)         980,000

CASH AND CASH EQUIVALENTS, beginning of period      3,622,000        1,273,000
                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, end of period         $  2,777,000     $  2,253,000
                                                 ------------     ------------
                                                 ------------     ------------

              See notes to condensed consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
The accompanying condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results.
These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.


NOTE 2.
The components of inventory consist of the following:

                                                 June 30, 1996   March 31, 1996
                                                 -------------   --------------

     Finished products                           $  1,824,000    $   1,884,000
     Work in progress                                 250,000          233,000
     Containers, packaging, and raw materials       2,108,000        1,819,000
                                                 -------------   --------------

                                                 $  4,182,000    $   3,936,000
                                                 -------------   --------------
                                                 -------------   --------------

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out ("FIFO") method.

NOTE 3.
Debt and obligations under capital leases consist of the following:


                                                           June 30, 1996  March 31, 1996
                                                           -------------  --------------
    Swiss debt principal and accrued interest at 9%         $   383,000     $   397,000
    Note payable to bank, due through fiscal 2004;
       variable interest rate, 8.125% at June 30, 1996          949,000         975,000
    Note payable to Scherer Capital, L.L.C. due fiscal
     2002, prime plus 1 1/2%, 9.75% at June 30, 1996            700,000         700,000
    Obligations under capital leases, due in varying
       installments through fiscal 2002                       1,314,000       1,290,000
    Swiss notes payable due fiscal 1999 at 8%                 2,896,000       2,896,000
    Other long-term debt                                         22,000          14,000
                                                           -------------  --------------
                                                              6,264,000       6,272,000
    Less current maturities                                    (971,000)       (981,000)
                                                           -------------  --------------
    Long-term debt                                          $ 5,293,000     $ 5,291,000
                                                           -------------  --------------
                                                           -------------  --------------


NOTE 4.
At June 30, 1996 and March 31, 1996, the Company had payables to affiliates of approximately $2,160,000 and $2,286,000, respectively, due to Scherer
Scientific, Ltd. and Scherer Capital, L.L.C. ("Scherer Cap").   These payables
are due on demand and bear interest at prime rate plus .5% (8.75% at June 30, 1996). These entities are controlled by the majority stockholder of the Company.

In March 1996, Scherer Cap and Marquest Medical Products, Inc., a 51% owned subsidiary of the Company ("Marquest"), entered into a Loan and Security Agreement (the "Loan Agreement") to refinance the balance of $700,000 owed to Scherer Cap by Marquest on a short-term promissory note. The Loan Agreement enables Marquest to borrow a maximum of $1,500,000 at an interest rate of 1 1/2% over prime, adjusted quarterly. The rate was 9.75% as of June 30, 1996. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of June 30, 1996, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes. Additionally, in March 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000.

During the first quarter of fiscal 1996 and prior periods, Scherer Scientific, Ltd. provided to the Company and its subsidiaries administrative, accounting, management oversight and payroll services (collectively, the "Administrative Services") and facilities costs. Effective July 1, 1995, Scherer Scientific, Ltd. and the Company terminated the Administrative Services arrangement and certain employees of Scherer Scientific, Ltd. became employees of the Company. As a result, the Company currently provides its own administrative, accounting, management and payroll services.

NOTE 5.
On August 6, 1996, Scherer Healthcare, Ltd. ("Scherer Ltd."), which is doing business as Protective Disposable Apparel, and Health-Pak, Inc. ("Health-Pak") signed a Letter of Intent which contemplates that Scherer Ltd. will sell substantially all of its assets to Health-Pak on or before September 30, 1996. The assets to be acquired by Health-Pak consist of accounts receivable, inventory and furniture and fixtures (the "Assets"). The purchase price for the Assets will be the book value of the inventory plus the accounts receivable less the accounts payable as of September 30, 1996 or the date of closing. The transaction is subject to a number of conditions, including negotiation and execution of a definitive agreement and approval by the respective Boards of Directors and Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                         Three months ended
                                                              June 30,
                                                  -----------------------------
                                                       1996             1995
                                                  -------------    ------------
     NET SALES:
       Medical Device and Surgical/Safety
       Disposables Segment:
         Marquest Medical Products, Inc.          $ 5,152,000       $ 5,284,000
         Scherer Healthcare, Ltd. (a)                 556,000         3,142,000
       Waste Management Services Segment             2,954,00         2,623,000
       Consumer Healthcare Products Segment           397,000           419,000
                                                  ------------      ------------
         Company Totals                           $ 9,059,000       $11,468,000
                                                  ------------      ------------
                                                  ------------      ------------

     OPERATING INCOME (LOSS):
       Medical Device and Surgical/Safety
       Disposables Segment:
         Marquest Medical Products, Inc.          $  (239,000)      $   (45,000)
         Scherer Healthcare, Ltd. (a)                (101,000)          136,000
       Waste Management Services Segment              273,000           268,000
       Consumer Healthcare Products Segment           168,000           180,000
       Corporate                                     (175,000)         (333,000)
                                                  ------------      ------------
         Company Totals                           $   (74,000)      $   206,000
                                                  ------------      ------------
                                                  ------------      ------------



 (a) On October 3, 1995, Scherer Healthcare, Ltd., a majority owned partnership of the Company which had been doing business as Custom Medical Products ("Scherer Ltd."), sold certain of its assets that were used in connection with its business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Scherer Ltd. continues to operate in the business of providing nonwoven apparel for industrial uses under the name Protective Disposable Apparel. On August 6, 1996, Scherer Ltd. and Health-Pak, Inc. signed a Letter of Intent which contemplates that Scherer Ltd. will sell substantially all of its assets to Health-Pak, Inc. on or before September 30, 1996. This is discussed further under "Medical Device and Surgical/Safety Disposables Segment - Scherer Healthcare, Ltd.".

The Company's net sales decreased by 21% to $9,059,000 for the first quarter of fiscal 1997 from $11,468,000 for the first quarter of fiscal 1996; however, the first quarter of fiscal 1996 includes three months of net sales for the Medical Business, or $2,526,000, which was sold in October 1995. The Company reported an operating loss of $74,000 for the first quarter of fiscal 1997 compared to operating income of $206,000 during the same period in fiscal 1996. The Company's cost of sales increased from 67% of net sales in the first quarter of fiscal 1996 to 68% in the first quarter of fiscal 1997. Selling, general, and administrative expenses increased from 30% of net sales in the first quarter of fiscal 1996 to 32% in the first quarter of fiscal 1997.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

MARQUEST MEDICAL PRODUCTS, INC.   Net sales of the Company's 51% owned
subsidiary, Marquest Medical Products, Inc. ("Marquest"), decreased approximately 3% to $5,152,000 for the first quarter of fiscal 1997 from $5,284,000 during the same period in fiscal 1996. The decrease can primarily be attributed to the timing of sales orders from certain customers.

Marquest reported an operating loss of $239,000 in the first quarter of fiscal 1997 compared to an operating loss of $45,000 for the first quarter of fiscal 1996. Marquest's cost of sales increased to 73% of net sales for the first quarter of fiscal 1997 from 70% of net sales during the first quarter of fiscal 1996 and its selling, general, and administrative expenses increased to 29% of net sales for the first quarter of fiscal 1997 from 28% during the same period in fiscal 1996. The increase in the operating loss is primarily due to the decrease in net sales combined with an increase in cost of sales associated with higher overtime expenses. The increase in overtime expense was in connection with the rework of certain products and an increase in the manufacturing of inventory caused by an expansion to the level of inventory during the first quarter of fiscal 1997.

SCHERER HEALTHCARE, LTD.   On October 3, 1995, Scherer Healthcare, Ltd., a
majority owned partnership of the Company which had been doing business as Custom Medical Products ("Scherer Ltd."), sold certain assets to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly-owned subsidiary of Cordis Corporation ("Cordis"). The assets acquired by Cordis Medical were those used in connection with Scherer Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Scherer Ltd. continues to operate in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") under the name Protective Disposable Apparel.

Scherer Ltd.'s net sales for the first quarter of fiscal 1997 decreased 82% to $556,000 from $3,142,000 during the first quarter of fiscal 1996; however, the first quarter of fiscal 1996 includes three months of net sales for the Medical Business, or $2,526,000, which was sold in October 1995. Scherer Ltd.'s net sales for the Industrial Business during the first quarter of fiscal 1997 decreased 10% to $556,000 from $616,000 during the same period in fiscal 1996. The decrease in net sales in the Industrial Business is a direct result of a substantial reduction in sales orders from one of Scherer Ltd.'s significant distributors during the first quarter of fiscal 1997.

Scherer Ltd. reported an operating loss of $101,000 for the first quarter of fiscal 1997 compared to operating income of $136,000 during the first quarter of fiscal 1996. During the first quarter of fiscal 1996, the Medical Business reported operating income of $181,000 primarily due to monthly shortfall payments ($52,000 per month) received from Cordis to help offset losses incurred under its surgical disposable trays contract with Cordis. For the first quarter of fiscal 1997, Scherer Ltd.'s operating loss for the Industrial Business increased to $101,000 from $45,000 during the first quarter of fiscal 1996 which can primarily be attributed to the decrease in net sales discussed above.

On August 6, 1996, Scherer Healthcare, Ltd. ("Scherer Ltd."), which is doing business as Protective Disposable Apparel, and Health-Pak, Inc. ("Health-Pak") signed a Letter of Intent which contemplates that Scherer Ltd. will sell substantially all of its assets to Health-Pak on or before September 30, 1996. The assets to be acquired by Health-Pak consist of accounts receivable, inventory and furniture and fixtures (the "Assets"). The purchase price for the Assets will be the book value of the inventory plus the accounts receivable less the accounts payable as of September 30, 1996 or the date of closing. The transaction is subject to a number of conditions, including negotiation and execution of a definitive agreement and approval by the respective Boards of Directors and Partners.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment increased approximately 13% to $2,954,000 in the first quarter of fiscal 1997 from $2,623,000 during the first quarter of fiscal 1996. The increase in sales is due to the continuing acquisition of medical waste disposal contracts with hospitals.

Operating income increased approximately 2% to $273,000 for the first quarter of fiscal 1997 from $268,000 during the first quarter of fiscal 1996. This marginal increase in operating income, considering the significant increase in net sales, was primarily caused by a rise in operating costs that could not be offset due to pricing pressures in both the hospital and physician markets.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for the Consumer Healthcare Products Segment decreased approximately 5% to $397,000 for the first quarter of fiscal 1997 from $419,000 during the same period in fiscal 1996. This Segment achieved a record level of sales on certain of its over-the-counter products during the first quarter of fiscal 1996 and could not sustain that same level of sales during the first quarter of fiscal 1997. Operating income decreased approximately 7% to $168,000 for the first quarter of fiscal 1997 from $180,000 during the first quarter of fiscal 1996. The decrease in operating income can be attributed to the decrease in net sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATIONS.
The Company's (excluding Marquest) operating activities from continuing operations provided cash during the first quarter of fiscal 1997 of approximately $120,000 compared with a use of cash during the same period in fiscal 1996 of approximately $126,000. Scherer Ltd.'s cash used for operating activities decreased from $127,000 during the first quarter of fiscal 1996 to approximately $33,000 during the first quarter of fiscal 1997. The improvement is primarily due to the sale of the Medical Business in October 1995. Scherer Laboratories, Inc., which operates the Company's Consumer Healthcare Products Segment, improved its cash provided from operations to $119,000 during the first quarter of fiscal 1997 from approximately $5,000 during the first quarter of fiscal 1996. The improvement is primarily due to the timing of collection of its account receivable. Most of the sales for the first quarter of fiscal 1996 were in June 1995 and therefore collection of those receivables was during the second quarter of fiscal 1996.

Discontinuing the operations of Biofor has significantly improved the cash flow of the Company. The net cash used by Biofor's operations during the first quarter of fiscal 1996 was approximately $585,000 compared to approximately $43,000 during the first quarter of fiscal 1997.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
Prior to fiscal 1996, Scherer Scientific, Ltd., Scherer Capital L.L.C. ("Scherer Cap"), and RPS Investments, Ltd., entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions. The Affiliate Loans are payable on demand and bear interest at prime rate plus .5%. In the third quarter of fiscal 1996, the Company used $4,800,000 of the net proceeds from the sale of the Medical Business to Cordis Medical to repay a portion of the Affiliate Loans. The Company and the affiliates intend to restructure the remaining balance of the Affiliate Loans, approximately $2,160,000 at June 30, 1996, to include fixed payment terms, uniform interest rate, cross collateralization and guarantees.
In the interim, the Company is making monthly payments against the remaining balance of the Affiliate Loans. The Company paid $121,000 to the affiliates during the first quarter of fiscal 1997 toward the balance of the Affiliate Loans.

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

Management of the Company believes its current cash flow is sufficient to maintain its current operations.

MARQUEST

Except executive management, Marquest operates independent of the Company.

CASH FLOWS FROM OPERATIONS.
Marquest's cash used from operations during the first quarter of fiscal 1997 was approximately $609,000 compared to cash provided by operations of approximately $49,000 during the first quarter of fiscal 1996. To improve service to its customers, Marquest increased its inventory, primarily raw materials, by $225,000 during the first quarter of fiscal 1997 compared with a reduction of inventory of approximately $185,000 during the first quarter of fiscal 1996. Additionally, Marquest paid $170,000 during the first quarter of fiscal 1997 to settle a lawsuit with an insurance company.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
In March 1996, Marquest and Scherer Cap entered into a Loan and Security Agreement (the "Loan Agreement") that enables Marquest to borrow a maximum of $1,500,000 at an interest rate of prime plus 1 1/2%, adjusted quarterly. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock. As of June 30, 1996, Marquest had borrowed $700,000 under the Loan Agreement. Additionally, Scherer Cap invested $1,000,000 in Marquest in March 1996 through the purchase of 2,061,856 shares of Marquest Common Stock.

Subsequent to June 30, 1996, Marquest obtained a three-year revolving line of credit commitment from Norwest Business Credit, Inc. ("Norwest"). Any amounts borrowed against the line of credit will be secured by Marquest's accounts receivable and will bear interest at 2.25% over Norwest's prime rate. The maximum amount of the line of credit is 80% of the eligible accounts receivable or $2,000,000, whichever is less. The line of credit is subject to executing satisfactory loan documentation.

Marquest's management believes that it can fund its current operating levels and meet its obligations and planned capital investment for fiscal 1997 from cash on hand, funds generated from operations, and from funds available through other sources, including the Loan Agreement. To the extent that fiscal 1997's operations do not meet projected levels, Marquest will reduce its planned investment in capital expenditures accordingly.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

          Exhibit No.                                    Description
          -----------                                    -----------
                27                                  Financial Data Schedule

         (b)  Reports on Form 8-K.

              April 17, 1996 - regarding the conversion of the outstanding principal balance and accrued interest on a Convertible Note held by the Company into shares of Marquest Common Stock.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SCHERER HEALTHCARE, INC.
                                            (Registrant)


Date: August 14, 1996                       /s/ Robert P. Scherer, Jr.
      ---------------                       --------------------------
                                            Robert P. Scherer, Jr.
                                            Chairman


Date: August 14, 1996                       /s/ Gary W. Ruffcorn
      ---------------                       --------------------
                                            Gary W. Ruffcorn
                                            Principal Accounting Officer

                               SCHERER HEALTHCARE, INC.

                                  INDEX OF EXHIBITS

                The following exhibit is being filed with this report.


Exhibit                                                                    Page
Number                            Description                             Number
- ------                ----------------------------------                  ------

  27                         Financial Data Schedule                        16
                         (included only in EDGAR filing)