Form 10-Q
period 1996-09-30
SCHERER HEALTHCARE INC
filed 1996-11-13
CIK 703598

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       __________________________

                               FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                     COMMISSION FILE NO. 0-10552
                      __________________________

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

                         YES X        NO
                             --          --


Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

                  CLASS                      OUTSTANDING AS OF OCTOBER 31, 1996
      -----------------------------          ----------------------------------
      Common Stock, $0.01 par value                     4,312,839

                           SCHERER HEALTHCARE, INC.

                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                              TABLE OF CONTENTS

ITEM                                                                          PAGE
NUMBER                 PART I. FINANCIAL INFORMATION                         NUMBER
------                                                                       ------
  1       Financial Statements:

          Condensed Consolidated Balance
          Sheets as of September 30, 1996 and
          March 31, 1996...................................................     3

          Condensed Consolidated Statements
          of Operations for the Three and Six Months
          Ended September 30, 1996 and 1995................................     5

          Condensed Consolidated Statements
          of Cash Flows for the Six Months
          Ended September 30, 1996 and 1995................................     6

          Notes to Condensed Consolidated
          Financial Statements.............................................     7

  2       Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations....................................................     9

                          PART II. OTHER INFORMATION

  4       Submission of Matters to a Vote of Security Holders..............    13

  6       Exhibits and Reports on Form 8-K.................................    13

          SIGNATURES.......................................................    14

          Index to Exhibits................................................    15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                   ASSETS

                                            September 30, 1996    March 31, 1996
                                            ------------------    --------------

CURRENT ASSETS
 Cash and cash equivalents                      $ 2,491,000        $ 3,622,000
 Accounts receivable, less allowance for
  doubtful accounts of $240,000 and
  $243,000, respectively                          6,144,000          6,092,000
 Current maturities of notes receivable             272,000            393,000
 Inventories                                      3,988,000          3,936,000
 Prepaid and other                                  346,000            331,000
                                            ------------------    --------------
    Total current assets                         13,241,000         14,374,000
                                            ------------------    --------------

PROPERTY AND EQUIPMENT                           16,435,000         15,749,000
 Less accumulated depreciation                   (5,800,000)        (5,146,000)
                                            ------------------    --------------
 Net property and equipment                      10,635,000         10,603,000
                                            ------------------    --------------

OTHER ASSETS
 Cost in excess of net assets of
  businesses acquired, net                        6,591,000          6,721,000
 Other investments, at cost                         651,000            651,000
 Notes receivable, less current portion             459,000            506,000
 Intangibles                                        341,000            365,000
 Deferred income taxes                              329,000            329,000
 Other                                              375,000            305,000
 Net assets of discontinued operations              664,000            589,000
                                            ------------------    --------------
    Total other assets                            9,410,000          9,466,000
                                            ------------------    --------------

TOTAL ASSETS                                    $33,286,000        $34,443,000
                                            ------------------    --------------
                                            ------------------    --------------

              See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30, 1996    March 31, 1996
                                            ------------------    --------------
CURRENT LIABILITIES
 Accounts payable                               $ 1,778,000        $ 2,150,000
 Accrued expenses                                 4,452,000          5,002,000
 Current maturities of debt obligations           1,015,000            981,000
 Payable to affiliates                            2,144,000          2,286,000
 Other                                               39,000             49,000
 Net liabilities of discontinued operations          28,000             33,000
                                            ------------------    --------------
    Total current liabilities                     9,456,000         10,501,000
                                            ------------------    --------------
LONG-TERM DEBT, net of current maturities         5,299,000          5,291,000
                                            ------------------    --------------
OTHER LIABILITIES                                   336,000            347,000
                                            ------------------    --------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY
AND PARTNERSHIPS                                  1,955,000          2,130,000
                                            ------------------    --------------
STOCKHOLDERS' EQUITY
 Convertible preferred stock - $.01 par
  value, 2,000,000 shares authorized;
  28,210 shares issued and outstanding
  (28,885 at March 31, 1996)                         --                  --
 Common stock - $.01 par value,
  12,000,000 shares authorized;
  4,672,915 shares issued
  (4,669,928 at March 31, 1996);
  4,293,553 shares outstanding
  (4,290,566 at March 31, 1996)                      47,000             47,000
 Capital in excess of par value                  22,316,000         22,316,000
 Accumulated deficit                             (3,090,000)        (3,156,000)
 Less treasury stock, at cost                    (3,033,000)        (3,033,000)
                                            ------------------    --------------
    Total stockholders' equity                   16,240,000         16,174,000
                                            ------------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $33,286,000        $34,443,000
                                            ------------------    --------------
                                            ------------------    --------------

          See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three months ended          Six months ended
                                      September 30,              September 30,
                                ------------------------   -------------------------
                                   1996         1995          1996          1995
                                ----------   -----------   -----------   -----------
NET SALES                       $9,418,000   $11,351,000   $18,477,000   $22,819,000
                                ----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Cost of goods sold              6,249,000     8,012,000    12,407,000    15,749,000
 Selling, general, and
  administrative                 2,883,000     3,293,000     5,815,000     6,779,000
 Research and development           55,000        37,000        98,000        76,000
                                ----------   -----------   -----------   -----------
   Total costs and expenses      9,187,000    11,342,000    18,320,000    22,604,000
                                ----------   -----------   -----------   -----------
OPERATING INCOME                   231,000         9,000       157,000       215,000
                                ----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                    59,000        55,000       124,000       141,000
 Interest expense                 (214,000)     (326,000)     (444,000)     (682,000)
 Gain on sale of assets              --            --            --          209,000
 Other, net                        (10,000)        --           10,000         5,000
                                ----------   -----------   -----------   -----------
   Total other income (expense)   (165,000)     (271,000)     (310,000)     (327,000)
                                ----------   -----------   -----------   -----------
Income (loss) from continuing
 operations before minority
 interest and income taxes          66,000      (262,000)     (153,000)     (112,000)

Minority interest in net loss
 of subsidiary and partnerships     19,000        20,000       235,000        36,000
                                ----------   -----------   -----------   -----------
Income (loss) from continuing
 operations before income taxes     85,000      (242,000)       82,000       (76,000)

Provision for income taxes          (6,000)      (12,000)      (17,000)      (35,000)
                                ----------   -----------   -----------   -----------
Income (loss) from continuing
 operations                         79,000      (254,000)       65,000      (111,000)

Loss from discontinued
 operations                          --         (357,000)        --         (683,000)
                                ----------   -----------   -----------   -----------
NET INCOME (LOSS)                  $79,000   $  (611,000)      $65,000   $  (794,000)
                                ----------   -----------   -----------   -----------
                                ----------   -----------   -----------   -----------

INCOME (LOSS) PER COMMON SHARE:
 Income (loss) from continuing
  operations                         $ .02        $ (.06)        $ .02        $ (.03)
 Loss from discontinued
  operations                         --             (.08)        --             (.16)
                                ----------   -----------   -----------   -----------
NET INCOME (LOSS) PER COMMON
 SHARE                               $ .02        $ (.14)        $ .02        $ (.19)
                                ----------   -----------   -----------   -----------
                                ----------   -----------   -----------   -----------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING              4,418,525     4,272,406     4,418,525     4,269,445
                                ----------   -----------   -----------   -----------
                                ----------   -----------   -----------   -----------

          See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                           Six months ended
                                                             September 30,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $   65,000  $ (794,000)
 Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
   Depreciation and amortization                           832,000   1,236,000
   Minority interest                                      (220,000)      4,000
   Gain on sale of assets                                    --       (209,000)
   Loss from discontinued operations                         --        683,000
   Other noncash charges and credits, net                    6,000     (25,000)
 Changes in operating assets and liabilities,
  net of acquisitions:
   Accounts receivable, net                                (78,000)     72,000
   Inventories                                             (52,000)     71,000
   Prepaid and other                                       (15,000)     75,000
   Accounts payable and accrued expenses                  (921,000)   (885,000)
   Other liabilities                                       (11,000)    (14,000)
                                                        ----------  ----------
 Net cash provided by (used for) operating
  activities of continuing operations                     (394,000)    214,000
                                                        ----------  ----------
 Net operating activities of discontinued operations       (77,000)   (975,000)
                                                        ----------  ----------
 Net cash used for operating activities                   (471,000)   (761,000)
                                                        ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                 (686,000)   (263,000)
 Proceeds from sale of assets                                --        209,000
 Decrease in notes receivable                              167,000     301,000
 Decrease in investments                                     --      3,270,000
 Other investing activities, net                           (93,000)    238,000
                                                        ----------  ----------
Net cash provided by (used for) investing activities      (612,000)  3,755,000
                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net (repayment of) proceeds from borrowings                95,000  (2,131,000)
 Net repayments to affiliated companies                   (143,000)   (380,000)
                                                        ----------  ----------
Net cash used for financing activities                     (48,000) (2,511,000)
                                                        ----------  ----------

CHANGE IN CASH AND CASH EQUIVALENTS                     (1,131,000)    483,000

CASH AND CASH EQUIVALENTS, beginning of period           3,622,000   1,273,000
                                                        ----------  ----------

CASH AND CASH EQUIVALENTS, end of period                $2,491,000  $1,756,000
                                                        ----------  ----------
                                                        ----------  ----------

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


NOTE 2.
The components of inventory consist of the following:

                                             September 30, 1996   March 31, 1996
                                             ------------------   --------------
       Finished products                         $1,708,000         $1,884,000
       Work in progress                             297,000            233,000
       Containers, packaging, and
        raw materials                             1,983,000          1,819,000
                                             ------------------   --------------
                                                 $3,988,000         $3,936,000
                                             ------------------   --------------
                                             ------------------   --------------

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out ("FIFO") method.

NOTE 3.
Debt and obligations under capital leases consist of the following:

                                             September 30, 1996   March 31, 1996
                                             ------------------   --------------
       Swiss debt principal and accrued
        interest at 9%                           $  389,000         $  397,000
       Note payable to bank, due through
        fiscal 2004; variable interest
        rate, 8.125% at September 30, 1996          927,000            975,000
       Note payable to Scherer Capital,
        L.L.C. due fiscal 2002, prime plus
        1-1/2%, 9.75% at September 30, 1996         700,000            700,000
       Obligations under capital leases,
        due in varying installments through
        fiscal 2002                               1,443,000          1,290,000
       Swiss notes payable due fiscal 1999
        at 8%                                     2,851,000          2,896,000
       Other long-term debt                           4,000             14,000
                                             ------------------   --------------
                                                  6,314,000          6,272,000
       Less current maturities                   (1,015,000)          (981,000)
                                             ------------------   --------------
       Long-term debt                            $5,299,000         $5,291,000
                                             ------------------   --------------
                                             ------------------   --------------

NOTE 4.
At September 30, 1996 and March 31, 1996, the Company had payables to affiliates of approximately $2,144,000 and $2,286,000, respectively, due to Scherer
Scientific, Ltd. and Scherer Capital, L.L.C. ("Scherer Cap").   These payables
are due on demand and bear interest at prime rate plus .5% (8.75% at September 30, 1996). These entities are controlled by the majority stockholder of the Company.

In March 1996, Scherer Cap and Marquest Medical Products, Inc., a 51% owned subsidiary of the Company ("Marquest"), entered into a Loan and Security Agreement (the "Loan Agreement") to refinance the balance of $700,000 owed to Scherer Cap by Marquest on a short-term promissory note. The Loan Agreement enables Marquest to borrow a maximum of $1,500,000 at an interest rate of 1-1/2% over prime, adjusted quarterly. The rate was 9.75% as of September 30, 1996. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of September 30, 1996, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes. Additionally, in March 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000.

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

NOTE 5.
On October 29, 1996, the Company sold substantially all of the assets of Scherer Healthcare, Ltd. ("Scherer Ltd."), which is doing business as Protective Disposable Apparel, to a subsidiary of Health-Pak, Inc. ("Health-Pak") for approximately $254,000 plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak are those used in connection with Scherer Ltd.'s business of providing nonwoven apparel for industrial uses (the "Industrial Business") and include accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable related to the Industrial Business. The Company has not finalized the effects of the transaction, but it expects to record a loss on the sale.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                   Three months ended          Six months ended
                                      September 30,              September 30,
                                ------------------------   -------------------------
                                   1996         1995          1996          1995
                                ----------   -----------   -----------   -----------
NET SALES:
 Medical Device and
  Surgical/Safety
 Disposables Segment:
  Marquest Medical Products,
   Inc.                         $5,653,000   $ 5,193,000   $10,805,000   $10,477,000
  Scherer Healthcare, Ltd. (a)     488,000     3,311,000     1,044,000     6,453,000
 Waste Management Services
  Segment                        2,924,000     2,640,000     5,878,000     5,263,000
 Consumer Healthcare
  Products Segment                 353,000       207,000       750,000       626,000
                                ----------   -----------   -----------   -----------
   Company Totals               $9,418,000   $11,351,000   $18,477,000   $22,819,000
                                ----------   -----------   -----------   -----------
                                ----------   -----------   -----------   -----------

OPERATING INCOME (LOSS):
 Medical Device and
  Surgical/Safety
 Disposables Segment:
  Marquest Medical Products,
   Inc.                         $  179,000   $   149,000    $  (60,000)  $   104,000
  Scherer Healthcare, Ltd. (a)    (103,000)      (41,000)     (204,000)       95,000
 Waste Management Services
  Segment                          291,000       185,000       564,000       453,000
 Consumer Healthcare
  Products Segment                 140,000        48,000       308,000       229,000
   Corporate                      (276,000)     (332,000)     (451,000)     (666,000)
                                ----------   -----------   -----------   -----------
   Company Totals               $  231,000   $     9,000   $   157,000   $   215,000
                                ----------   -----------   -----------   -----------
                                ----------   -----------   -----------   -----------

     (a) On October 3, 1995, Scherer Ltd., a majority owned partnership of the Company which had been doing business as Custom Medical Products, sold certain of its assets that were used in connection with its business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers
          (the "Medical Business"). After the transaction, Scherer Ltd. continued to operate in the business of providing nonwoven apparel for industrial uses under the name Protective Disposable Apparel. On October 29, 1996, the Company sold substantially all of the remaining assets of Scherer Ltd. to a subsidiary of Health-Pak. This is discussed further under "Medical Device and Surgical/Safety Disposables Segment - Scherer Healthcare, Ltd.".

The Company's net sales decreased by 17% to $9,418,000 for the second quarter of fiscal 1997 from $11,351,000 for the second quarter of fiscal 1996; however, the second quarter of fiscal 1996 includes three months of net sales for the Medical Business, or $2,818,000, which was sold in October 1995. The Company reported operating income of $231,000 for the second quarter of fiscal 1997 compared to operating income of $9,000 during the same period in fiscal 1996. The Company's cost of sales decreased from 71% of net sales in the second quarter of fiscal 1996 to 66% in the second quarter of fiscal 1997. Selling, general, and administrative expenses increased from 29% of net sales in the second quarter of fiscal 1996 to 31% in the first quarter of fiscal 1997.

For the first six months of fiscal 1997, the Company's net sales decreased 19% to $18,477,000 from $22,819,000 during the first six months of fiscal 1996; however, fiscal 1996 includes six months of net sales for the Medical Business, or $5,344,000, which was sold in October 1995. The Company's operating income decreased to $157,000 for the six months ended September 30, 1996 from $215,000 for the six months ended September 30, 1995. The Company's cost of sales decreased from 69% of net sales for the six months ended September 30, 1995 to 67% of net sales for the six months ended September 30, 1996. Selling, general and administrative expenses increased from 30% of net sales for the six months ended September 30, 1995 to 31% for the six months ended September 30, 1996.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

MARQUEST MEDICAL PRODUCTS, INC.   Net sales for Marquest, the Company's 51%
owned subsidiary, increased approximately 9% to $5,653,000 for the second quarter of fiscal 1997 from $5,193,000 during the same period in fiscal 1996 and Marquest's net sales increased 3% to $10,805,000 for the six months ended September 30, 1996 from $10,477,000 for the six months ended September 30, 1995. The increase in net sales can primarily be attributed to a new customer contract signed in late fiscal 1996 which generated approximately $300,000 in net sales for the six months ended September 30, 1996.

Primarily as a result of the increase in net sales, Marquest reported operating income of $179,000 in the second quarter of fiscal 1997 compared to operating income of $149,000 for the second quarter of fiscal 1996. Marquest's cost of sales increased to 69% of net sales for the second quarter of fiscal 1997 from 68% of net sales during the second quarter of fiscal 1996 and its selling, general, and administrative expenses decreased to 26% of net sales for the second quarter of fiscal 1997 from 29% during the same period in fiscal 1996.

Marquest reported an operating loss of $60,000 for the six months ended September 30, 1996 compared to operating income of $104,000 for the six months ended September 30, 1995. Marquest's cost of sales increased to 71% of net sales for the six months ended September 30, 1996 from 69% of net sales during the same period in fiscal 1996. Selling, general and administrative expenses decreased to 29% of net sales for the six months ended September 30, 1996 from 30% of net sales during the same period in fiscal 1996. The operating loss during the six months ended September 30, 1996 is primarily attributable to an increase in overtime expense due to the rework of certain products and an increase in the manufacturing of inventory caused by an expansion to the level of inventory, in each case during the first quarter of fiscal 1997.

SCHERER HEALTHCARE, LTD.   On October 3, 1995, Scherer Ltd., a majority owned
partnership of the Company which had been doing business as Custom Medical Products, sold certain assets to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly-owned subsidiary of Cordis Corporation ("Cordis"). The assets acquired by Cordis Medical were those used in connection with Scherer Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). After the transaction, Scherer Ltd. continued to operate in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") under the name Protective Disposable Apparel.

Scherer Ltd.'s net sales for the second quarter of fiscal 1997 decreased 85% to $488,000 from $3,311,000 during the second quarter of fiscal 1996; however, the second quarter of fiscal 1996 includes three months of net sales for the Medical Business, or $2,818,000, which was sold in October 1995. Scherer Ltd.'s net sales for the Industrial Business were relatively flat during the second quarter of fiscal 1997 at $488,000 compared to $493,000 during the same period in fiscal 1996.

Net sales for Scherer Ltd. decreased 84% to $1,044,000 for the six months ended September 30, 1996 from $6,453,000 for the six months ended September 30, 1995; however, the six months ended September 30, 1995 includes six months of net sales for the Medical Business, or $5,344,000, which was sold on October 1995. Net sales for the Industrial Business decreased approximately 6% to $1,044,000 for the six months ended September 30, 1996 compared to $1,109,000 for the same period in fiscal 1996. The decrease in net sales for the Industrial Business is primarily due to a substantial reduction in sales orders from one of Scherer Ltd.'s significant distributors during the first quarter of fiscal 1997.

Scherer Ltd. reported an operating loss of $103,000 for the second quarter of fiscal 1997 compared to an operating loss of $41,000 during the second quarter of fiscal 1996. During the second quarter of fiscal 1996, the Medical Business reported operating income of $34,000 primarily due to monthly shortfall payments received from Cordis to help offset losses incurred under its surgical disposable trays contract with Cordis. For the second quarter of fiscal 1997, Scherer Ltd.'s operating loss for the Industrial Business increased to $103,000 from $75,000 during the second quarter of fiscal 1996 which can primarily be attributed to an increase in cost of materials which was 65% of net sales for the second quarter of fiscal 1997 compared to 60% of net sales during the second quarter of fiscal 1996.

Scherer Ltd. reported an operating loss of $204,000 for the six months ended September 30, 1996 compared to operating income of $95,000 during the same period in fiscal 1996. The Medical Business reported operating income of $215,000 for the six months ended September 30, 1995 primarily due to monthly shortfall payments ($295,000 in total for the six months) received from Cordis to help offset losses incurred under its surgical disposable trays contract with Cordis. The Industrial Business reported an operating loss of $204,000 for the six months ended September 30, 1996 compared to an operating loss of $120,000 during the same period in fiscal 1996. The increase in the operating loss of the Industrial Business is primarily due to the decrease in net sales discussed above combined with the increase in cost of materials.

On October 29, 1996, Scherer Ltd. sold substantially all of its assets, all of which were used in connection with the Industrial Business, to a subsidiary of Health-Pak for approximately $254,000 plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak include accounts receivable, inventory and furniture and fixtures. In addition, Health-Pak agreed to assume certain accounts payable related to the Industrial Business. The transaction will decrease net sales (approximately $1,044,000 for the six months ended September 30, 1996); however, it is not expected to have a material adverse effect on operating margins or operating cash flows.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment increased approximately 11% to $2,924,000 in the second quarter of fiscal 1997 from $2,640,000 during the second quarter of fiscal 1996 and its net sales increased approximately 12% to $5,878,000 for the six months ended September 30, 1996 from $5,263,000 during the same period in fiscal 1996. The increase in sales is due to the continuing acquisition of medical waste disposal contracts with hospitals.

Operating income increased approximately 57% to $291,000 for the second quarter of fiscal 1997 from $185,000 during the second quarter of fiscal 1996 and increased approximately 25% to $564,000 for the six months ended September 30, 1996 from $453,000 during the same period in fiscal 1996. The increase in operating income can primarily be attributed to a decrease in insurance expense in fiscal 1997 combined with the increase in net sales.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for Scherer Laboratories, Inc. ("Scherer Labs"), which operates the Company's Consumer Healthcare Products Segment, increased approximately 71% to $353,000 during the second quarter of fiscal 1997 from $207,000 during the second quarter of fiscal 1996 and its net sales increased approximately 20% to $750,000 during the six months ended September 30, 1996 from $626,000 during the same period in fiscal 1996. The increase in net sales can be attributed to the acquisition of new customers and retail outlets during fiscal 1997. Primarily due to timing of sales orders, Scherer Labs achieved a record level of sales on certain of its over-the-counter products during the first quarter of fiscal 1996 which negatively impacted the level of sales for the same products during the second quarter of fiscal 1996.

Operating income for Scherer Labs increased to $140,000 for the second quarter of fiscal 1997 compared to $48,000 for the second quarter of fiscal 1996 and increased to $308,000 for the six months ended September 30, 1996 from $229,000 for the same period in fiscal 1996. The increase in operating income is primarily due to the increase in net sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATIONS.
The Company's (excluding Marquest's) operating activities from continuing operations provided cash during the first six months of fiscal 1997 of approximately $564,000 compared to cash provided from operations during the same period in fiscal 1996 of approximately $622,000. Scherer Ltd.'s operations used cash of approximately $34,000 for the six months ended September 30, 1996 compared to its operations providing cash of approximately $108,000 during the same period in fiscal 1996. For the six months ended September 30, 1995, Scherer Ltd. had improved its collection of accounts receivable, primarily due to the collection of amounts owed by Cordis prior to the sale of the Medical Business, and reduced its level of inventory associated with the Medical Business. Scherer Labs, which operates the Company's Consumer Healthcare Products Segment, improved its cash provided from operations to $246,000 during the first six months of fiscal 1997 from approximately $173,000 during the first six months of fiscal 1996.
The improvement is primarily due to the timing of collection of its account receivable.

Discontinuing the operations of Biofor has significantly improved the cash flow of the Company. The net cash used by Biofor's operations during the first six months of fiscal 1996 was approximately $975,000 compared to approximately $77,000 during the first six months of fiscal 1997.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
Prior to fiscal 1996, Scherer Scientific, Ltd., Scherer Cap, and RPS Investments, Ltd., entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions. The Affiliate Loans are payable on demand and bear interest at prime rate plus .5%. In the third quarter of fiscal 1996, the Company used $4,800,000 of the net proceeds from the sale of the Medical Business to Cordis Medical to repay a portion of the Affiliate Loans. The Company and the affiliates intend to restructure the remaining balance of the Affiliate Loans, approximately $2,144,000 at September 30, 1996, to include fixed payment terms, uniform interest rate, cross collateralization and guarantees. In the interim, the Company is making payments against the remaining balance of the Affiliate Loans.

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

MARQUEST

CASH FLOWS FROM OPERATIONS.
Marquest's cash used from operations increased during the first six months of fiscal 1997 to approximately $958,000 from approximately $408,000 during the same period in fiscal 1996. The increase in cash used from Marquest's operations is primarily due to the timing of collections of accounts receivable. Additionally, Marquest paid $170,000 during the first quarter of fiscal 1997 to settle a previously accrued for lawsuit with an insurance company.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
In March 1996, Marquest and Scherer Cap entered into a Loan and Security Agreement (the "Loan Agreement") that enables Marquest to borrow a maximum of $1,500,000 at an interest rate of prime plus 1-1/2%, adjusted quarterly. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock. As of September 30, 1996, Marquest had borrowed $700,000 under the Loan Agreement. Additionally, Scherer Cap invested $1,000,000 in Marquest in March 1996 through the purchase of 2,061,856 shares of Marquest Common Stock.

Subsequent to September 30, 1996, Marquest obtained a revolving line of credit from Norwest Business Credit, Inc. ("Norwest") which expires February 28, 1999. Any amounts borrowed against the line of credit will be secured by Marquest's accounts receivable and will bear interest at 2.25% over Norwest's prime rate. The maximum amount of the line of credit is 80% of the eligible accounts receivable or $2,000,000, whichever is less.

Marquest's management believes that it can fund its current operating levels and meet its obligations and planned capital investment for fiscal 1997 from cash on hand, funds generated from operations, and from funds available through other sources, including the Loan Agreement and the Norwest credit facility.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held August 22, 1996 for the purposes of electing the Board of Directors. The following persons were elected to the Board of Directors:

                                                         For       Withheld
                                                      ---------    --------
          Stephen Lukas, Sr.                          3,293,303     8,959
          Kenneth H. Robertson                        3,293,339     8,923
          Robert P. Scherer, Jr.                      3,293,058     9,204
          William J. Thompson                         3,293,113     9,149

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.                            Description
               -----------                            -----------
                  27                             Financial Data Schedule

          (b)  Reports on Form 8-K.

               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SCHERER HEALTHCARE, INC.
                                                    (Registrant)


Date: November 12, 1996                             /s/ Robert P. Scherer, Jr.
      -----------------                             --------------------------
                                                    Robert P. Scherer, Jr.
                                                    Chairman



Date: November 12, 1996                             /s/ Gary W. Ruffcorn
      -----------------                             ---------------------------
                                                    Gary W. Ruffcorn
                                                    Principal Accounting Officer

                           SCHERER HEALTHCARE, INC.

                              INDEX OF EXHIBITS

            The following exhibit is being filed with this report.

Exhibit                                                       Page
Number                       Description                     Number
------          ----------------------------------           ------
  27                   Financial Data Schedule                 16
                   (included only in EDGAR filing)