Form 10-Q
period 1996-12-31
SCHERER HEALTHCARE INC
filed 1997-02-13
CIK 703598

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                   --------------------------------

                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                       YES   X     NO
                            ----       ----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

        CLASS                          OUTSTANDING AS OF JANUARY 31, 1997
------------------------------         -----------------------------------
Common Stock, $0.01 par value                    4,313,878

                             SCHERER HEALTHCARE, INC.

                        QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED DECEMBER 31, 1996

                          TABLE OF CONTENTS

ITEM                                                                 PAGE
NUMBER                 PART I. FINANCIAL INFORMATION                 NUMBER
------                                                               ------

   1      Financial Statements:

          Condensed Consolidated Balance
          Sheets as of December 31, 1996 and
          March 31, 1996 . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statements
          of Operations for the Three and Nine Months
          Ended December 31, 1996 and 1995 . . . . . . . . . . . . .    5

          Condensed Consolidated Statements
          of Cash Flows for the Nine Months
          Ended December 31, 1996 and 1995 . . . . . . . . . . . . .    6

          Notes to Condensed Consolidated
          Financial Statements . . . . . . . . . . . . . . . . . . .    7

   2      Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . .    9

                           PART II. OTHER INFORMATION

   1      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   14

   5      Other Information. . . . . . . . . . . . . . . . . . . . .   14

   6      Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .   15

          Index to Exhibits. . . . . . . . . . . . . . . . . . . . .   16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                          December 31, 1996     March 31, 1996
                                                         ------------------     ---------------
CURRENT ASSETS
   Cash and cash equivalents                                    $ 2,848,000        $ 3,622,000
   Accounts receivable, less allowance for doubtful
     accounts of $210,000 and $243,000, respectively              5,515,000          6,092,000
   Current maturities of notes receivable                           255,000            393,000
   Inventories                                                    3,806,000          3,936,000
   Prepaid and other                                                312,000            331,000
                                                              -------------      -------------
       Total current assets                                     12,736,000         14,374,000
                                                              -------------      -------------

PROPERTY AND EQUIPMENT                                          16,653,000          15,749,000
   Less accumulated depreciation                                (6,174,000)         (5,146,000)
                                                              ------------       -------------
   Net property and equipment                                   10,479,000          10,603,000
                                                              ------------       -------------

OTHER ASSETS
   Cost in excess of net assets of business acquired, net       6,453,000            6,721,000
   Other investments, at cost                                     651,000              651,000
   Notes receivable, less current portion                         405,000              506,000
   Intangibles                                                    343,000              365,000
   Deferred income taxes                                          329,000              329,000
   Other                                                          290,000              305,000
   Net assets of discontinued operations                          695,000              589,000
                                                              ------------        ------------
       Total other assets                                       9,166,000            9,466,000
                                                             -------------        ------------
TOTAL ASSETS                                                  $32,381,000          $34,443,000
                                                             -------------        ------------
                                                             -------------        ------------

         See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31, 1996         March 31, 1996
                                                           -----------------        ---------------
CURRENT LIABILITIES
     Accounts payable                                          $ 1,829,000            $ 2,150,000
     Accrued expenses                                            3,995,000              5,002,000
     Current maturities of debt obligations                        999,000                981,000
     Payable to affiliates                                       2,145,000              2,286,000
     Other                                                          18,000                 49,000
     Net liabilities of discontinued operations                     26,000                 33,000
                                                           ---------------          --------------
         Total current liabilities                               9,012,000             10,501,000
                                                           ---------------          --------------

LONG-TERM DEBT, net of current maturities                        5,142,000              5,291,000
                                                           ---------------          --------------

OTHER LIABILITIES                                                  330,000                347,000
                                                           ---------------          --------------
COMMITMENTS AND CONTINGENCIES


MINORITY INTERESTS IN SUBSIDIARY
AND PARTNERSHIPS                                                1,801,000               2,130,000
                                                           --------------          --------------

STOCKHOLDERS' EQUITY
     Convertible preferred stock - $.01 par value,
      2,000,000 shares authorized;
      23,854 shares issued and outstanding
      (28,885 at March 31, 1996)                                        --                      --
     Common stock - $.01 par value,
      12,000,000 shares authorized;
      4,692,201 shares issued
      (4,669,928 at March 31, 1996);
      4,312,839 shares outstanding
      (4,290,566 at March 31, 1996)                                47,000                  47,000
     Capital in excess of par value                            22,316,000              22,316,000
     Accumulated deficit                                       (3,234,000)             (3,156,000)
     Less treasury stock, at cost                              (3,033,000)             (3,033,000)
                                                             ------------             -----------
         Total stockholders' equity                            16,096,000              16,174,000
                                                             ------------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                        $32,381,000             $34,443,000
                                                              ------------            ------------
                                                              ------------            ------------


         See notes to condensed consolidated financial statements.

                          SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)



                                                         Three months ended                  Nine months ended
                                                            December 31,                        December 31,
                                                    ---------------------------         -----------------------------
                                                         1996            1995                1996             1995
                                                    ------------   ------------         -------------     -----------
NET SALES                                           $ 8,250,000     $ 9,267,000           $26,727,000       $32,086,000
                                                     ----------      ----------            ----------       -----------
COSTS AND EXPENSES
   Cost of goods sold                                 5,168,000       6,203,000            17,575,000        21,953,000
   Selling, general, and administrative               2,924,000       3,016,000             8,739,000         9,795,000
   Research and development                              98,000          36,000               196,000           112,000
                                                     ----------      ----------            ----------       -----------
     Total costs and expenses                         8,190,000       9,255,000            26,510,000        31,860,000
                                                     ----------      ----------            ----------       -----------

OPERATING INCOME                                         60,000          12,000               217,000           226,000
                                                     ----------      ----------            ----------       -----------

OTHER INCOME (EXPENSE)
   Interest income                                       11,000         147,000               135,000           288,000
   Interest expense                                    (241,000)       (276,000)             (685,000)         (957,000)
   Gain (loss) on sale of assets                        (84,000)      2,806,000               (84,000)        3,023,000
   Other, net                                           (53,000)         49,000               (43,000)           45,000
                                                     ----------      ----------            ----------       -----------
     Total other income (expense)                      (367,000)      2,726,000              (677,000)        2,399,000
                                                     ----------      ----------            ----------       -----------

Income (loss) from continuing operations
  before minority interest and income taxes            (307,000)      2,738,000              (460,000)        2,625,000

Minority interest in net loss of subsidiary and
   partnerships                                         155,000         191,000               390,000           227,000
                                                     ----------      ----------            ----------       -----------
Income (loss) from continuing operations
  before income taxes                                  (152,000)      2,929,000               (70,000)        2,852,000

Benefit (provision) for income taxes                      9,000        (595,000)               (8,000)         (630,000)
                                                     ----------      ----------            ----------       -----------
Income (loss) from continuing operations               (143,000)      2,334,000               (78,000)        2,222,000

Loss from discontinued operations                             -         (14,000)                    -          (696,000)
                                                     ----------      ----------            ----------       -----------
NET INCOME (LOSS)                                    $ (143,000)     $2,320,000            $  (78,000)      $ 1,526,000
                                                     ----------      ----------            ----------       -----------
                                                     ----------      ----------            ----------       -----------

INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from  continuing operations         $     (.03)     $      .54            $     (.02)      $       .52
   Loss from discontinued operations                          -               -                     -              (.16)
                                                     ----------      ----------            ----------       -----------
NET INCOME (LOSS) PER COMMON
SHARE                                                $     (.03)     $      .54            $     (.02)      $       .36
                                                     ----------      ----------            ----------       -----------
                                                     ----------      ----------            ----------       -----------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                    4,311,206       4,290,677             4,298,139         4,276,548
                                                     ----------      ----------            ----------       -----------
                                                     ----------      ----------            ----------       -----------

         See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                              Nine months ended
                                                                                 December 31,
                                                                         -------------------------------
                                                                           1996                 1995
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  (78,000)         $1,526,000
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Depreciation and amortization                                         1,309,000           1,694,000
    Minority interest                                                      (374,000)           (186,000)
    Loss (gain) on sale of assets                                            84,000          (3,023,000)
    Loss from discontinued operations                                             -             696,000
    Other noncash charges and credits, net                                   (8,000)            (30,000)
   Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable, net                                                274,000           1,427,000
    Inventories                                                            (179,000)           (320,000)
    Prepaid and other                                                        17,000              93,000
    Accounts payable and accrued expenses                                (1,018,000)           (767,000)
    Other liabilities                                                       (16,000)            (19,000)
                                                                      ------------          -----------
   Net cash provided by operating activities of continuing
    operations                                                               11,000           1,091,000
                                                                      ------------          -----------
   Net operating activities of discontinued operations                     (134,000)         (1,218,000)
                                                                      ------------          -----------
   Net cash used for operating  activities                                 (123,000)           (127,000)
                                                                       ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net                                (919,000)           (407,000)
   Proceeds from sale of assets                                             254,000           5,040,000
   Decrease in notes receivable                                             238,000             584,000
   Decrease in investments                                                        -           3,232,000
   Other investing activities, net                                         (44,000)             129,000
                                                                      ------------          -----------
Net cash provided by (used for) investing activities                      (471,000)           8,578,000
                                                                      ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayment of) proceeds from borrowings                             (39,000)          (2,535,000)
   Net repayments to affiliated companies                                 (141,000)          (4,221,000)
                                                                      ------------          -----------
Net cash used for financing activities                                    (180,000)          (6,756,000)
                                                                      ------------          -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                       (774,000)           1,695,000


CASH AND CASH EQUIVALENTS, beginning of period                           3,622,000            1,273,000
                                                                      ------------          -----------
CASH AND CASH EQUIVALENTS, end of period                                $2,848,000           $2,968,000
                                                                      ------------          -----------
                                                                      ------------          -----------


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

Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.


NOTE 2.
The components of inventory consist of the following:



                                                                        December  31, 1996    March 31, 1996
                                                                       ------------------    ---------------
     Finished products                                                       $1,185,000        $1,884,000
     Work in progress                                                           338,000           233,000
     Containers, packaging, and raw materials                                 2,283,000         1,819,000
                                                                            -----------        ----------
                                                                             $3,806,000        $3,936,000
                                                                            -----------        ----------
                                                                            -----------        ----------

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out ("FIFO") method.

NOTE 3.
Debt and obligations under capital leases consist of the following:



                                                                         December  31, 1996     March 31, 1996
                                                                         ------------------    ---------------
   Swiss debt principal and accrued interest at 9%                           $  368,000             $397,000
   Note payable to bank, due through fiscal 2004;
       variable interest rate, 8.125% at December 31, 1996                      905,000              975,000
   Note payable to Scherer Capital Company, L.L.C.
     due fiscal 2002, prime plus 1%, 9.75% at
     December 31, 1996                                                          700,000              700,000
   Obligations under capital leases, due in varying
   installments through fiscal 2002                                           1,315,000            1,290,000
   Swiss notes payable due fiscal 1999 at 8%                                  2,851,000            2,896,000
   Other long-term debt                                                           2,000               14,000
                                                                         ----------------      ---------------
                                                                              6,141,000            6,272,000
   Less current maturities                                                     (999,000)            (981,000)
                                                                         ----------------      ---------------
    Long-term debt                                                           $5,142,000          $ 5,291,000
                                                                         ----------------      ---------------
                                                                         ----------------      ---------------

NOTE 4.
At December 31, 1996 and March 31, 1996, the Company had $2,145,000 and $2,248,000, respectively, payable to Scherer Capital Company L.L.C. ("Scherer Cap"), an affiliated company. The payable was due on demand and bore interest at prime rate plus 1% (9.25% at December 31, 1996). Additionally, at March 31, 1996 the Company had $38,000 payable to another affiliate, Scherer Scientific, Ltd. These entities are controlled by the majority stockholder of the Company.

In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the demand loan into a promissory note (the "Note") to be repaid in monthly installments of principal and interest over a five year term with a maturity date of December 1, 2001. The Note bears interest at prime rate plus 1%, adjusted quarterly, and is collateralized by 2,432,251 shares of the Marquest Medical Products, Inc. ("Marquest") common stock owned by the Company. The monthly payment is fixed at $44,437 except for the first payment which will be $45,030 and the last payment which will be for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001.

In March 1996, Scherer Cap and Marquest, a 51% owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Loan Agreement") to refinance the balance of $700,000 owed to Scherer Cap by Marquest on a short-term promissory note. The Loan Agreement enables Marquest to borrow a maximum of $1,500,000 at an interest rate of 1% over prime, adjusted quarterly. The rate was 9.75% as of December 31, 1996. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest Common Stock at a conversion price of $.70 per share. As of December 31, 1996, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes. Additionally, in March 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000.

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

NOTE 5.
On October 29, 1996, the Company sold substantially all of the remaining assets of its majority owned partnership, Scherer Healthcare, Ltd. ("Scherer Ltd."), which was doing business as Protective Disposable Apparel, to a subsidiary of Health-Pak, Inc. ("Health-Pak") for approximately $254,000 plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer Ltd.'s business of providing nonwoven apparel for industrial uses (the "Industrial Business") and include accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable related to the Industrial Business. The Company recorded a loss from the transaction of approximately $84,000 in the third quarter primarily due to the write-off of the remaining book value of certain intangible assets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                 Three months ended              Nine months ended
                                                    December 31,                  December 31,
                                               ----------------------------  -------------------------
                                                    1996            1995          1996          1995
                                               -----------     -----------   -------------  ---------
NET SALES:
  Medical Device and Surgical/Safety
  Disposables Segment:
   Marquest Medical Products, Inc.              $5,035,000      $5,739,000    $15,840,000   $16,216,000
   Scherer Healthcare, Ltd. (a)                     25,000         575,000      1,069,000     7,028,000
  Waste Management Services Segment              2,954,000       2,720,000      8,832,000     7,983,000
  Consumer Healthcare Products Segment             236,000         233,000        986,000       859,000
                                              ------------      ----------    -----------   ------------
      Company Totals                            $8,250,000      $9,267,000    $26,727,000   $32,086,000
                                              ------------      ----------    -----------   ------------
                                              ------------      ----------    -----------   ------------

OPERATING INCOME (LOSS):
  Medical Device and Surgical/Safety
  Disposables Segment:
   Marquest Medical  Products, Inc.             $  (57,000)      $ 144,000   $   (117,000)    $ 248,000
   Scherer Healthcare,  Ltd. (a)                  (126,000)       (127,000)      (330,000)      (32,000)
  Waste Management Services Segment                304,000         228,000        868,000       681,000
  Consumer Healthcare Products Segment              61,000          75,000        369,000       304,000
  Corporate                                       (122,000)       (308,000)      (573,000)     (975,000)
                                              ------------      ----------    -----------     ----------
    Company Totals                              $   60,000       $  12,000    $   217,000     $ 226,000
                                              ------------      ----------    -----------     ----------
                                              ------------      ----------    -----------   ------------

(a) On October 3, 1995, Scherer Ltd., a majority owned partnership of the Company which had been doing business as Custom Medical Products, sold certain of its assets that were used in connection with its business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). After the transaction, Scherer Ltd. continued to operate in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") under the name Protective Disposable Apparel. On October 29, 1996, the Company sold substantially all of the remaining assets of Scherer Ltd. to a subsidiary of Health-Pak, Inc. This is discussed further under "Medical Device and Surgical/Safety Disposables Segment - Scherer Healthcare, Ltd.".

The Company's net sales decreased by 11% to $8,250,000 for the third quarter of fiscal 1997 from $9,267,000 for the third quarter of fiscal 1996; however, the third quarter of fiscal 1996 includes three months of net sales for the Industrial Business, or $575,000, which was sold in October 1996. Accordingly, the third quarter of fiscal 1997 includes less than one month of net sales for the Industrial Business, or $25,000. The Company reported operating income of $60,000 for the third quarter of fiscal 1997 compared to operating income of $12,000 during the same period in fiscal 1996. The Company's cost of sales decreased from 67% of net sales in the third quarter of fiscal 1996 to 63% in the third quarter of fiscal 1997. Selling, general, and administrative expenses increased from 33% of net sales in the third quarter of fiscal 1996 to 35% in the third quarter of fiscal 1997.

For the first nine months of fiscal 1997, the Company's net sales decreased 17% to $26,727,000 from $32,086,000 during the first nine months of fiscal 1996; however, fiscal 1996 includes six months of net sales for the Medical Business, or $5,344,000, which was sold on October 3, 1995. Additionally, fiscal 1996 includes nine months of net sales for the Industrial Business, or $1,684,000, and fiscal 1997 includes only six full months of net sales for the Industrial Business, or $1,069,000. The Company's operating income decreased to $217,000 for the nine months ended December 31, 1996 from $226,000 for the nine months ended December 31, 1995. The Company's cost of sales decreased from 68% of net sales for the nine months ended December 31, 1995 to 66% of net sales for the nine months ended December 31, 1996. Selling, general and administrative expenses increased from 31% of net sales for the nine months ended December 31, 1995 to 33% for the nine months ended December 31, 1996.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

MARQUEST MEDICAL PRODUCTS, INC. Net sales for Marquest, the Company's 51% owned subsidiary, decreased approximately 12% to $5,035,000 for the third quarter of fiscal 1997 from $5,739,000 during the same period in fiscal 1996 and Marquest's net sales decreased 2% to $15,840,000 for the nine months ended December 31, 1996 from $16,216,000 for the nine months ended December 31, 1995. The decrease in net sales is primarily due to a decrease in sales of Marquest's medication delivery devices. Sales of these devices are down approximately $750,000 in fiscal 1997 compared to fiscal 1996, the majority of this decrease is attributable to one major customer who has not placed an order in fiscal 1997. The decrease in sales of the medication delivery devices was partially offset by an increase in sales of Marquest's arterial blood gas products which increased approximately $220,000 in fiscal 1997 compared to fiscal 1996. This increase can be attributed to a long term contract signed with a major customer in late fiscal 1996 for these products. Additionally, as a result of Marquest's expanded European warehouse facility, some of Marquest's foreign customers are changing their buying patterns by placing more frequent smaller orders in contrast to placing sporadic large orders.

Primarily as a result of the decrease in net sales, Marquest reported an operating loss of $57,000 for the third quarter of fiscal 1997 compared to operating income of $144,000 for the third quarter of fiscal 1996. Marquest's cost of sales decreased to 68% of net sales for the third quarter of fiscal 1997 from 69% of net sales during the third quarter of fiscal 1996 and its selling, general and administrative expenses increased to 31% of net sales for the third quarter of fiscal 1997 from 28% during the same period in fiscal 1996.

Marquest reported an operating loss of $117,000 for the nine months ended December 31, 1996 compared to operating income of $248,000 for the nine months ended December 31, 1995. Marquest's cost of sales increased to 70% of net sales for the nine months ended December 31, 1996 from 69% of net sales during the same period in fiscal 1996. Selling, general, and administrative expenses remained flat at 29% of net sales for the nine months ended December 31, 1996 and 1995. The operating loss for the nine months ended December 31, 1996 is a result of the decrease in net sales combined with an increase in overtime expense in the first quarter of fiscal 1997 due to the rework of certain products and an increase in the manufacturing of inventory in an effort to improve customer service support. Additionally, Marquest provides heated humidification units to hospitals at no charge in exchange for agreements by the hospitals to purchase specified levels of disposable products from Marquest. Marquest provided a significantly higher number of these units to hospitals in fiscal 1997 compared to fiscal 1996.

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

On October 29, 1996, Scherer Ltd. sold substantially all of its remaining assets, all of which were used in connection with the Industrial Business, to a subsidiary of Health-Pak, Inc. ("Health-Pak"). The assets acquired by Health-Pak include accounts receivable, inventory and furniture and fixtures.

Scherer Ltd.'s net sales for the third quarter of fiscal 1997 decreased 96% to $25,000 from $575,000 during the third quarter of fiscal 1996; however, the third quarter of fiscal 1996 includes three full months of net sales for the Industrial Business while the third quarter of fiscal 1997 only includes net sales through October 18, 1996 (the effective date of the transaction regarding operations). Additionally, net sales for the third quarter of fiscal 1997 reflect adjustments to prior period sales for returned products.

Net sales for Scherer Ltd. decreased 85% to $1,069,000 for the nine months ended December 31, 1996 from $7,028,000 for the nine months ended December 31, 1995; however, the nine months ended December 31, 1995 included six months of net sales for the Medical Business, or $5,344,000, which was sold on October 3, 1995. Net sales for the Industrial Business decreased approximately 37% to $1,069,000 for the nine months ended December 31, 1996 compared to $1,684,000 for the same period in fiscal 1996; however, fiscal 1996 includes nine months of net sales for the Industrial Business and fiscal 1997 includes only six full months of net sales.

Scherer Ltd. reported an operating loss of $126,000 for the third quarter of fiscal 1997 compared to an operating loss of $127,000 during the third quarter of fiscal 1996, of which $76,000 relates to the Industrial Business. The increase in the operating loss of the Industrial Business can primarily be attributed to the decrease in net sales combined with the write down of inventory following a physical count taken for the Health-Pak transaction.

For the nine months ended December 31, 1996, Scherer Ltd. reported an operating loss of $330,000 compared to an operating loss of $32,000 during the same period in fiscal 1996. The Medical Business reported operating income of $215,000 for the nine months ended December 31, 1995 primarily due to monthly shortfall payments ($295,000 in total) received from Cordis to help offset losses incurred under Scherer Ltd.'s surgical disposable trays contract with Cordis. The Industrial Business reported an operating loss of $330,000 for the nine months ended December 31, 1996 compared to an operating loss of $247,000 during the same period in fiscal 1996. The increase in the operating loss of the Industrial Business is primarily due to the decrease in net sales combined with the inventory write down pursuant to the physical count taken for the Health-Pak transaction in October 1996.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment increased approximately 9% to $2,954,000 in the third quarter of fiscal 1997 from $2,720,000 during the third quarter of fiscal 1996 and its net sales increased approximately 11% to $8,832,000 for the nine months ended December 31, 1996 from $7,983,000 during the same period in fiscal 1996. The increase in sales is due to the continuing acquisition of medical waste disposal contracts with hospitals.

Operating income increased approximately 33% to $304,000 for the third quarter of fiscal 1997 from $228,000 during the third quarter of fiscal 1996 and increased approximately 27% to $868,000 for the nine months ended December 31, 1996 from $681,000 during the same period in fiscal 1996. The increase in operating income can primarily be attributed to a decrease in insurance expense in fiscal 1997 combined with the increase in net sales.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for Scherer Laboratories, Inc. ("Scherer Labs"), which operates the Company's Consumer Healthcare Products Segment, increased slightly to $236,000 during the third quarter of fiscal 1997 from $233,000 during the third quarter of fiscal 1996 and its net sales increased approximately 15% to $986,000 during the nine months ended December 31, 1996 from $859,000 during the same period in fiscal 1996. The increase in net sales can be attributed to the acquisition of new customers and retail outlets during fiscal 1997.

Operating income for Scherer Labs decreased to $61,000 for the third quarter of fiscal 1997 from $75,000 for the third quarter of fiscal 1996; however, operating income increased to $369,000 for the nine months ended December 31, 1996 from $304,000 for the same period in fiscal 1996. The increase in operating income is primarily due to the increase in net sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATIONS.
The Company's (excluding Marquest's) operating activities from continuing operations provided cash during the first nine months of fiscal 1997 of approximately $774,000 compared to cash provided from continuing operations during the same period in fiscal 1996 of approximately $1,506,000. The decrease in cash provided from continuing operations can primarily be attributed to the collection of the remaining Scherer Ltd. accounts receivable associated with the Medical Business and the overall improvement of Scherer Ltd.'s working capital management prior to the sale of the Medical Business to Cordis Medical in October 1995. Cordis paid all amounts owed to Scherer Ltd. at the time of closing, approximately $560,000, for services provided under the contract with Cordis to assemble surgical disposable trays. Additionally, as part of the terms of the sale agreement, Scherer Ltd. retained all accounts receivable associated with the Medical Business, of which approximately $800,000 was collected during the third quarter of fiscal 1996.

Scherer Labs, which operates the Company's Consumer Healthcare Products Segment, improved its cash provided from operations to $307,000 during the first nine months of fiscal 1997 from $215,000 during the same period in fiscal 1996. The improvement is primarily due to the timing of collection of its accounts receivable and the timing of payment of its accounts payable.

Discontinuing the operations of Biofor, Inc. ("Biofor") has significantly improved the cash flow of the Company. The net cash used by Biofor's operations during the first nine months of fiscal 1996 was approximately $1,218,000 compared to approximately $134,000 during the first nine months of fiscal 1997.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
Prior to fiscal 1996, Scherer Cap, an entity controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions. The Affiliate Loans were payable on demand and bore interest at prime rate plus 1%. In the third quarter of fiscal 1996, the Company used $4,800,000 of the net proceeds from the sale of the Medical Business to Cordis Medical to repay a portion of the Affiliate Loans. In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans into a promissory note (the "Note") to be repaid in monthly installments of principal and interest over a five year term with a maturity date of December 1, 2001. The Note bears interest at prime rate plus 1 %, adjusted quarterly, and is collateralized by 2,432,251 shares of the Marquest common stock owned by the Company. The monthly payment is fixed at $44,437 except for the first payment which will be $45,030 and the last payment which will be for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001.

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

MARQUEST

CASH FLOWS FROM OPERATIONS.
Marquest's cash used from operations increased during the first nine months of fiscal 1997 to approximately $764,000 from approximately $416,000 during the same period in fiscal 1996. The increase in cash used from Marquest's operations is primarily due to the monthly installments to the Internal Revenue Service ($360,000 in total over the nine months) as a result of the settlement with respect to tax issues related to previous years. Additionally, Marquest paid $170,000 during the first quarter of fiscal 1997 to settle a lawsuit with an insurance company.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
In March 1996, Marquest and Scherer Cap entered into a Loan and Security Agreement (the "Loan Agreement") that enables Marquest to borrow a maximum of $1,500,000 at an interest rate of prime plus 1 1/2%, adjusted quarterly. Any amounts borrowed under the Loan Agreement are represented by Convertible Notes due April 1, 2001 (the "Scherer Cap Notes") and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest Common Stock. As of December 31, 1996, Marquest had borrowed $700,000 under the Loan Agreement. Additionally, Scherer Cap invested $1,000,000 in Marquest in March 1996 through the purchase of 2,061,856 shares of Marquest Common Stock.

In November 1996, Marquest obtained a revolving line of credit from Norwest Business Credit, Inc. ("Norwest") which expires February 28, 1999. Any amounts borrowed against the line of credit will be secured by Marquest's accounts receivable and will bear interest at 2.25% over Norwest's prime rate. The maximum amount of the line of credit is 80% of the eligible accounts receivable or $2,000,000, whichever is less. As of December 31, 1996, Marquest had not borrowed any funds against the line of credit. The convenants for the line of credit provide that Marquest maintain a debt service coverage ratio of 1:1 at the end of fiscal 1997, and the maximum net loss cannot exceed $50,000 for fiscal 1997. No assurance can be given that Marquest will satisfy the covenants for fiscal 1997.

Marquest's management believes that it can fund its current operating levels and meet its obligations for fiscal 1997 from cash on hand, funds generated from operations, and from funds available through other sources, including the Loan Agreement and the Norwest credit facility.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        In a complaint filed in September 1996 in Japan, Marquest's distributor of arterial blood gas products in Japan is alleged to have infringed the patent of Terumo K.K., resulting in a request for an injunction against the distributor from further marketing and sale of Marquest's arterial blood gas samplers in Japan. The complaint does not currently name Marquest.
        Marquest is paying the cost to defend its distributor in the litigation and has engaged counsel in Japan. Due to the preliminary nature of this litigation, there can be no assessment as to the potential impact on Marquest.

Item 5. OTHER INFORMATION

        Marquest is subject to regulation by the Food and Drug Administration ("FDA") regarding the manufacture and sale of its products. On October 1, 1991, Marquest entered into a five year Consent Decree with the FDA in which Marquest agreed to comply with the FDA's Current Good Manufacturing Practices ("cGMP").
        As of October 1, 1996, the Consent Decree expired.

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


                                       SCHERER HEALTHCARE, INC.
                                       (Registrant)


Date: February 13, 1997                /s/ Robert P. Scherer, Jr.
                                      ----------------------------
                                      Robert P. Scherer, Jr.
                                      Chairman


Date: February 13, 1997              /s/ Gary W. Ruffcorn
                                     ----------------------------
                                     Gary W. Ruffcorn
                                     Principal Accounting Officer

                            SCHERER HEALTHCARE, INC.

                               INDEX OF EXHIBITS

             The following exhibit is being filed with this report.


Exhibit                                                      Page
Number                         Description                   Number
-------         -------------------------------------       -------

 27                    Financial Data Schedule                17
                    (included only in EDGAR filing)