Form 10-K
period 1997-03-31
SCHERER HEALTHCARE INC
filed 1997-06-13
CIK 703598

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ----------------

                                      FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant on June 10, 1997 was $3,876,847. There were 4,314,223 Shares of Common Stock outstanding on June 10, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Parts I and III of this report.

                               SCHERER HEALTHCARE, INC.

                              ANNUAL REPORT ON FORM 10-K

                       FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                  TABLE OF CONTENTS



    Item                                                                          Page
    Number                                                                        Number
    ------                                                                        ------
                                            PART I

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .      13

4a. Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .      13

                                            PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters. . .      14

6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . .      14

7.  Management's Discussion and Analysis of Financial Condition and Results of
    Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

8.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . .      21

9.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

                                            PART III

10. Directors and Executive Officers of the Registrant . . . . . . . . . . . .      21

11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .      21

12. Security Ownership of Certain Beneficial Owners and Management . . . . . .      22

13. Certain Relationships and Related Transactions . . . . . . . . . . . . . .      22

                                            PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . .     22

                                            SIGNATURES. . . . . . . . . . . . .     24
                                            INDEX OF EXHIBITS . . . . . . . . .     25


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

The Company's strategy has focused on the manufacture, distribution, and sale of specialized healthcare and industrial safety room products and services. At March 31, 1997, the Company, through its subsidiaries and majority owned partnership, operated in the following business segments:

    MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT:
    Marquest Medical Products, Inc., a Colorado corporation, is 51% owned by the Company.

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

RECENT DEVELOPMENTS

SALE OF SCHERER HEALTHCARE, LTD. INDUSTRIAL BUSINESS ASSETS. On October 29, 1996, Scherer Healthcare, Ltd. ("Scherer, Ltd."), which was a majority owned partnership of the Company doing business as Protective Disposable Apparel, sold substantially all of its assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets sold were those used in connection with Scherer, Ltd.'s business of providing nonwoven disposable industrial apparel and related products to the industrial safety, environment-controlled clean room and scientific markets. In October 1995, Scherer, Ltd. sold its assets used in the Medical Business (as hereinafter defined) to a subsidiary of Cordis
Corporation. See "Medical Device and Surgical/Safety Disposables Segment - Scherer Healthcare, Ltd.".

EXECUTION OF DEFINITIVE MERGER AGREEMENT BETWEEN MARQUEST MEDICAL PRODUCTS, INC. AND VITAL SIGNS, INC.

On March 14, 1997, Marquest Medical Products, Inc. ("Marquest") and Vital Signs, Inc. ("VSI") announced the execution of a definitive Agreement and Plan of Merger dated such date (the "Merger Agreement") providing for VSI to acquire Marquest. In the transaction, which the Company and Marquest expect to consummate in late July 1997, Marquest would become a wholly owned subsidiary of VSI and VSI would pay Marquest shareholders $0.797 per share in cash for each outstanding share of Marquest Common Stock. The Company owns 7,211,192 shares of Marquest Common Stock directly and holds warrants to purchase an additional 6,580,000 shares of Marquest Common Stock at an exercise price of $0.75 per share. In connection with the Merger Agreement, the Company and VSI entered into an agreement pursuant to which VSI has agreed, provided the Merger Agreement is consummated, to purchase from the Company certain assets and product rights previously sold by Marquest to the Company and the Company has agreed to enter into a covenant not to compete for an aggregate purchase price of $5,860,000.

The Company has agreed, subject to approval by the Company's shareholders and to certain other conditions, to vote its shares of Marquest Common Stock in favor of the Merger. The Company also will agree not to compete with VSI in the sale or manufacture of arterial blood gas products. The Merger Agreement and the transactions contemplated thereby are subject to a number of conditions, including approval by the shareholders of Marquest and the Company. See "Medical Device and Surgical/Safety Disposables Segment - Marquest" for further discussion.

FINANCIAL INFORMATION RELATING TO SEGMENT OPERATIONS. Set forth below is certain financial information with respect to each of the Company's operating segments.



                                                                                              YEARS ENDED MARCH 31,
                                                                                    ----------------------------------
                                                                                    1997           1996           1995
                                                                                    ----           ----           ----

                                                                                              (in thousands)
Net Sales:
    Medical Device and  Surgical/Safety Disposables Segment:
         Marquest Medical Products, Inc.                                       $   22,045     $   22,443     $   20,576
         Scherer Healthcare, Ltd.  (a)                                              1,067          7,555         11,203
    Waste Management Services Segment                                              11,836         10,753         10,039
    Consumer Healthcare Products Segment                                            1,276          1,106            984
                                                                               -----------    -----------    -----------
         Total                                                                 $   36,226     $   41,857     $   42,802
                                                                               -----------    -----------    -----------
                                                                               -----------    -----------    -----------

Operating Income (Loss) from Continuing Operations:
    Medical Device and Surgical/Safety Disposables Segment:
         Marquest Medical Products, Inc.                                       $      363     $      510     $   (2,696)
         Scherer Healthcare, Ltd.  (a)                                               (323)          (335)          (912)
    Waste Management Services Segment                                               1,073            924            790
    Consumer Healthcare Products Segment                                              467            368            244
    Corporate  (b)                                                                   (848)        (1,074)        (3,054)
                                                                               -----------    -----------    -----------
         Total                                                                 $      732     $      393     $   (5,628)
                                                                               -----------    -----------    -----------
                                                                               -----------    -----------    -----------

Identifiable Assets:
    Medical Device and Surgical/Safety Disposables Segment:
         Marquest Medical Products, Inc.                                       $   13,424     $   15,393     $   13,992
         Scherer Healthcare, Ltd.  (a)                                                  -            909          6,233
    Waste Management Services Segment                                               9,589          9,370          9,524
    Consumer Healthcare Products Segment                                              111            153            139
    Corporate (c)                                                                   9,070          8,585         10,751
                                                                               -----------    -----------    -----------
         Total                                                                 $   32,194     $   34,410     $   46,639
                                                                               -----------    -----------    -----------
                                                                               -----------    -----------    -----------



Depreciation Expense:
    Medical Device and Surgical/Safety Disposables Segment
         Marquest Medical Products, Inc.                                       $      793     $    1,046     $    1,364
         Scherer Healthcare, Ltd.  (a)                                                  3             74            128
    Waste Management Services Segment                                                 816            731            717
    Consumer Healthcare Products Segment                                                1              1              1
    Corporate                                                                          65             72             66
                                                                               -----------    -----------    -----------
         Total                                                                 $    1,678     $    1,924     $    2,276
                                                                               -----------    -----------    -----------
                                                                               -----------    -----------    -----------

Capital Expenditures:
    Medical Device and Surgical/Safety Disposables Segment
         Marquest Medical Products, Inc.                                       $      207     $       66     $      666
         Scherer Healthcare, Ltd.  (a)                                                  -             47            268
    Waste Management Services Segment                                               1,106            626            715
    Consumer Healthcare Products Segment                                                6              -              -
    Corporate                                                                           5              -             15
                                                                               -----------    -----------    -----------
         Total                                                                 $    1,324     $      739     $    1,664
                                                                               -----------    -----------    -----------
                                                                               -----------    -----------    -----------


(a) The assets and businesses of Scherer Healthcare, Ltd. were sold in two separate transactions in October 1995 and October 1996. See Note 5 to Notes to Consolidated Financial Statements inlcuded elsewhere herein.

(b) Amount includes a nonrecurring charge of $2,000,000 for fiscal year 1995 relating to the write down of two waste incinerator investments.

(c) Amount includes net assets of discontinued operations of $351,000, $556,000, and $9,000 for fiscal years 1997, 1996, and 1995, respectively. See Note 4 to Notes to Consolidated Financial Statements included elsewhere herein.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

Set forth below is information regarding the two companies that comprised this segment during fiscal 1997.

MARQUEST MEDICAL PRODUCTS, INC.

OVERVIEW. Marquest was incorporated in 1979 under the laws of the State of Colorado. During the first half of calendar year 1993, the Company and Marquest structured several transactions whereby the Company obtained a controlling interest in Marquest. Marquest has been included in the Company's consolidated financial statements beginning with the fiscal year ending March 31, 1994. Marquest's common stock is listed for trading on The Nasdaq Small Cap Market under the symbol "MMPI".

MERGER AGREEMENT. On March 14, 1997, Marquest and VSI entered into a Merger Agreement pursuant to which, and subject to the satisfaction of certain conditions precedent, a subsidiary of VSI will be merged (the "Merger") into Marquest with the result that Marquest will become a wholly owned subsidiary of VSI and VSI would pay Marquest shareholders $0.797 per share in cash for each outstanding share of Marquest Common Stock. As of March 31, 1997, the Company owned 7,211,192 shares of Marquest Common Stock directly and held warrants to purchase an additional 6,580,000 shares of Marquest Common Stock at an exercise price of $0.75 per share.

In connection with the Merger Agreement, the Company and VSI entered into an agreement pursuant to which VSI has agreed, provided the Merger is consummated, to purchase certain assets owned by the Company and licensed back to Marquest and the Company has agreed to enter into a covenant not to compete for an aggregate purchase price of $5,860,000. The assets to be acquired by VSI are those assets owned by the Company but used by Marquest in the manufacture and sale of its arterial blood gas ("ABG") product line. In connection with its investment in Marquest, the Company purchased the ABG product line for $4,5000,000 in cash and it licenses the product line back to Marquest in exchange for 3.25% of Marquest's net ABG product sales. Marquest has the option to repurchase the ABG product line from the Company (the "Repurchase Option") for $4,500,000 plus $22,500 for each month lapsed between June 1993 and the date of repurchase. VSI has agreed to purchase the ABG product line from the Company for a purchase price equal to the purchase price under the Repurchase Option. Additionally, the Company is obligated to enter into a covenant not to compete at the time of the Merger pursuant to which it will not engage in the business of manufacturing or selling ABG products for a period of three years from the effective date of the Merger. The consideration for the covenant not to compete will be the difference between $5,860,000 and the amount paid by VSI for the ABG product line.

See "Transactions with the Company" for further discussion of the Company's investment in Marquest and its purchase of the ABG product line.

These pending transactions are subject to approval by the shareholders of Marquest and the Company, and to other standard conditions. The Company anticipates that the closing will take place in late July 1997.

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

MARKETING AND DISTRIBUTION. During fiscal 1997, Marquest marketed its products domestically and internationally through company sales personnel and independent distributors. As of March 31, 1997 and 1996, all of Marquest's operations and assets were located in the United States with the exception of approximately $219,000 and $131,000, respectively, of inventory at a warehouse facility of one of its European distributors. The domestic (United States and Canada) and export sales for the last three fiscal years are presented in the table below.

                                  FY 1997        FY 1996        FY 1995
                                  -------     ------------      -------
                                             (In Thousands)
    Net Sales:
      United States and Canada    $15,957        $16,699        $16,023
      Export Sales                $ 6,088        $ 5,744        $ 4,553

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

During fiscal 1997, Marquest distributed most of its manufactured products through a network of respiratory or anesthesia distributors. Historically, this network included 29 hospital specialty dealers as well as several medical-surgical dealers and over one thousand home healthcare dealers who distribute certain Marquest of products for use in the home.

On March 14, 1997, in conjunction with the execution of the Merger Agreement, VSI and Marquest entered into a Dealer Agreement which authorizes VSI to distribute Marquest's products in the United States, Canada, Puerto Rico and certain other international territories for a period of two years. Marquest has given 28 of its 29 hospital specialty dealers notice terminating its dealer agreements with such dealers at the end of the required notice period, generally 30 to 90 days from the date of notice. Marquest entered into the Dealer Agreement with VSI, who distributes its products through an internal sales force, primarily to provide protection from the possibility that Marquest's hospital specialty dealers would try to shift customers away from Marquest's products while the Merger is pending. The Dealer Agreement may be terminated by Marquest if VSI does not meet certain specified sales quotas after June 30, 1997.

Subsequent to giving the hospital specialty dealers notice of termination, Marquest entered into new arrangements with some of the dealers pursuant to which these certain dealers may continue to distribute Marquest's products.

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

During Fiscal 1997, 1996 and 1995, Marquest had one distributor, Tri-Anim Health Services, Inc. ("THS") of Sylmar, California, that accounted for 18%, 19% and 19%, respectively, of Marquest's sales. THS was terminated as a distributor of Marquest's products effective June 15, 1997.

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

Historically, Marquest has not had a significant backlog of firm orders for its products. With the exception of orders for future delivery or for specially assembled products, most orders are shipped within one week of receipt and Marquest maintains predetermined levels of finished goods inventories to ensure timely delivery. Marquest had a backlog of orders to ship its products of approximately $249,000 and $158,000 at March 31, 1997 and 1996, respectively.

SEASONALITY. Historically, Marquest has experienced approximately 45% of its net sales in the first and second quarters of its fiscal year and 55% in the third and fourth quarters. Net sales are influenced by patterns in hospital admissions and discharges.

COMPETITION. The method by which medical devices are distributed in the United States has undergone, and continues to undergo, significant structural changes. These structural changes have had a significant negative impact on smaller medical device manufacturers such as Marquest that have limited on non-proprietary product lines and cost structures which make it difficult to compete on a basis where price is the primary purchasing factor.

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

REGULATION. Marquest and its products are subject to regulation by the Food and Drug Administration ("FDA") and virtually all of Marquest's products are subject to validation as required by Good Manufacturing Practices ("GMP") of the FDA. The FDA engages in periodic inspections of Marquest's facilities, its products, and its manufacturing processes. A May 1991 FDA inspection of Marquest noted significant deviations from GMP. This report and a subsequent civil complaint filed by the FDA culminated in a suspension of Marquest's United States operations pursuant to a five-year Consent Decree effective October 1, 1991.
The suspension was lifted by the FDA on January 9, 1992 after Marquest demonstrated substantial compliance with GMP and the Consent Decree expired on October 1, 1996 and is of no further force and effect.

During fiscal 1994, the FDA completed a routine inspection of Marquest for compliance with GMP. The FDA's inspection report noted two deficiencies which were addressed and corrected by Marquest. There were no FDA inspections of Marquest in fiscal 1995.

The FDA conducted another inspection of Marquest's compliance with GMP in fiscal 1996. Marquest was issued an inspection report from the FDA with three observations noted. In May 1996, the FDA inspected Marquest's operations and issued a report with six observations noted. Many of the deficiencies noted in the FDA's reports refer to the lack of training regarding assembly, testing and sampling. Marquest has taken corrective action in response to the FDA's concerns and has submitted written documentation to the FDA describing the employee retraining and other changes it has implemented. Marquest was again inspected by the FDA in September 1996, and was issued a Form 483, Inspection Observations, containing three alleged nonconformances with GMP. Marquest continues to work with the FDA to address the issues raised from these inspections.

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

On March 28, 1996, the Company and Marquest entered into an agreement pursuant to which the Company converted the remaining balance of $1,852,000 and the associated accrued interest of $487,000 on the Marquest six-year 8% Notes into 3,340,245 shares of Marquest Common Stock at a conversion price of $.70 per share. Additionally, the Company agreed to convert $376,000 in accrued but unpaid management fees owed to the Company by Marquest into 537,614 shares of Marquest Common Stock. As of March 31, 1997, the Company owned approximately 51% of Marquest's Common Stock. Marquest has a significant number of warrants, stock options, and convertible notes that could be converted into Marquest Common Stock. Depending upon the amount and timing of conversion of any of these securities, the Company's ownership percentage in Marquest could vary from 42% to 66%. Additionally, the Company has the right to appoint a majority of the members of Marquest's Board of Directors.

RELATED PARTY TRANSACTIONS. In March 1996, Scherer Capital Company, L.L.C. ("Scherer Cap"), an entity controlled by Robert P. Scherer, Jr. who is the Chairman of the Board and Chief Executive Officer of the Company and Marquest and is the majority stockholder of the Company, and Marquest signed a loan and security agreement (the "Loan Agreement") from which Marquest borrowed $700,000 to repay $700,000 that Marquest borrowed from Scherer Cap in December 1995 for working capital purposes. The Loan Agreement contemplated the possibility of additional borrowings of $800,000. Borrowings under the Loan Agreement are represented by convertible notes due April 1, 2001 (the "Scherer Cap Notes"), are secured by Marquest's inventory, building, and equipment, and bear interest at prime rate plus 1.5%, adjusted quarterly. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of March 31, 1997, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes and the interest rate was 9.75%. Additionally, on March 29, 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock, representing approximately 14% of the shares outstanding, for an aggregate purchase price of $1,000,000. In connection with its dissolution in March 1997, Scherer Cap assigned the Loan Agreement and the Scherer Cap Notes, and transferred 1,546,392 shares of the Marquest Common Stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest Common Stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. Mr. Scherer, Jr. is entitled to vote the shares held in the voting trust.

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

EMPLOYEES. At May 30, 1997, Marquest had a total of 253 employees. Marquest's employees are not represented by a labor union, and Marquest considers its employee relations to be good.

SCHERER HEALTHCARE, LTD.

The Company owned a 65% interest in Scherer, Ltd., and, through a wholly owned subsidiary, was the sole general partner. Scherer, Ltd. was formed in 1987 and had been doing business as Custom Medical Products until October 1995. On October 3, 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical Products, Inc., ("Cordis Medical"), a wholly owned subsidiary of Cordis Corporation ("Cordis") for approximately $6,527,000. The assets sold to Cordis Medical were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). The assets acquired by Cordis Medical consisted primarily of Scherer, Ltd.'s plant and land located in Asheville, North Carolina, furniture and fixtures, machinery and equipment, inventory, and other intangible property related to the Medical Business. Cordis Medical also agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer, Ltd.'s Asheville facility. Scherer, Ltd. continued in the business of providing nonwoven disposable industrial apparel and related products to the industrial safety, environment-controlled clean room and scientific markets (the "Industrial Business") under the name Protective Disposable Apparel. Its line of disposable industrial apparel included protective coveralls, frocks, boot covers, and headware.

On October 29, 1996, Scherer, Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer, Ltd.'s Industrial Business and included accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable and liabilities related to the Industrial Business.

The two transactions discussed above eliminated substantially all of the assets of Scherer, Ltd.; therefore, Scherer, Ltd. was dissolved on December 2, 1996.

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

Bio Systems provides services throughout the Northeastern and Mid-Atlantic states.

Bio Systems' sharp-edged medical waste management programs are designed to reduce a medical facility's costs and risks associated with disposal of used scalpels, needles, syringes, and other sharp-edged waste. Bio Systems incorporates reusable containers in its systems, providing the medical facility with a more environmentally friendly alternative to traditional disposable plastic containers.

Bio Systems maintains a fleet of licensed trucks and trailers to transport medical waste to its processing facility, where it is sterilized, pulverized and made available for recycling or disposal via landfill or incineration. During fiscal 1996, Bio Systems consolidated its operations by transferring the medical waste processing operations at its facility located near Philadelphia, Pennsylvania to its processing facility in Long Island, New York. The Pennsylvania facility is used to assemble, manage and store its reusable medical waste containers..

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

EMPLOYEES. Bio Systems has approximately 119 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 66% of Bio Systems employees. Bio Systems entered into a three-year collective bargaining contract in June 1996 with the union for its New York employees and a three-year contract in October 1996 with the union for its Pennsylvania employees. Management considers its employee relations to be good.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

OVERVIEW. In 1981, the Company acquired Scherer Laboratories, Inc., ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs markets brand name and generic over-the-counter drugs. These products are primarily used for treatment of colds and coughs, eye and ear irritations and insect bites. In early fiscal 1997, Scherer Labs discontinued the sale of its one remaining prescription drug for which sales were $12,000 and $24,000 in fiscal 1996 and 1995, respectively. The loss of these sales did not have a material effect on the Company. Scherer Labs' products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 1.5% of total annual sales.

Scherer Labs employs one individual in Dallas, Texas as the division's Vice President - General Manager who administers all sales, marketing, and purchasing and handles relations with customers, suppliers and contractors. Warehousing and distribution services are performed on a contract basis with a public warehouse. Two employees at the Company's corporate headquarters in Atlanta, Georgia perform all accounting and customer service functions including order processing, accounts receivable, accounts payable and inventory control.

SEASONALITY. The sales of most of Scherer Labs' products are evenly distributed throughout the year. However, the majority of three of Scherer Labs products are purchased by consumers during the summer months. As a result of this seasonal activity, approximately 33% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

CUSTOMERS. Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers located in the Southwest region of the United States with approximately 35% of sales to retail outlets located in other areas of the country. Sales to Wal-Mart Stores, Inc. represented approximately 55%, 45% and 45% of total sales for fiscal 1997, 1996 and 1995, respectively. These sales were through McKesson Drug Co., Wal-Mart's primary wholesaler, and account for over 80% of McKesson's total purchases from Scherer Labs. The loss of Wal-Mart's business would have a material adverse effect on Scherer Labs' ability to continue to operate profitably.

COMPETITION. Scherer Labs' products are subject to competition from national, regional, and store brands of similar or identical formulations. Emphasis is placed on Scherer Labs' long history, product quality and pricing at or near the pricing levels of generic products. Marketing activities focus on in-store price specials and other promotional allowances.

REGULATION. Scherer Labs' products are regulated by the FDA. Also, licensing and product registration is required by certain states where product sales occur and are renewed annually. There have been no government inspections of Scherer Labs in the last three years and there are no pending matters between Scherer Labs and any federal, state or local governmental regulatory agency.

DISCONTINUED PHARMACEUTICAL RESEARCH AND DEVELOPMENT SEGMENT

Biofor, Inc. ("Biofor"), a majority owned subsidiary of the Company which had been operating the Company's Pharmaceutical Research and Development Segment, was engaged in research to identify and develop new drug compounds. From its inception on June 29, 1986 until its closure in March 1996, Biofor had expended over $20 million in cash funding from the Company and affiliates of the Company. In July 1995, after attempts to locate a purchaser for Biofor, Biofor ceased further drug design efforts and concentrated solely on the Ono research contract discussed below. When the Ono contract expired in March 1996, Biofor discontinued all operations and the Company abandoned all operations of Biofor.

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

Beginning in October 1990, Biofor and Ono Pharmaceutical Company, Ltd. ("Ono") entered into two research and collaboration agreements pursuant to which they jointly researched compounds. Biofor utilized its exclusive
M-CADD "artificial intelligence" software and its scientists experienced in using M-CADD while Ono provided funding and clinical testing of any compounds discovered. The first contract expired in fiscal 1994 and the second expired March 1996. Substantially all of Biofor's revenues from 1990 forward were derived from these contracts.

The remaining property and equipment of Biofor primarily consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment. The Company intends to sell the remaining assets of Biofor, which have been written down to their estimated net realistic value, but it anticipates that it may take several years to sell all of the assets.

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

    CORPORATE SEGMENT:
              Scherer Healthcare, Inc.
                   Atlanta, Georgia - 10,100 square feet of leased office space shared with RPS Investments, Inc. See "Item 13. Certain Relationships and Related Transactions."
         Biofor, Inc.
                   Waverly, Pennsylvania - 30,000 square foot building owned by Biofor.

The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

A products liability action was filed against Marquest in California in 1990 which was defended and settled during the trial by its insurance company, Hartford Specialty Company ("Hartford"). Under the insurance policy, Marquest may have been responsible for a $250,000 self insured retention plus the cost of defense. Marquest claimed that Hartford mishandled the lawsuit and declined to pay. Marquest was sued by Hartford in District Court, Arapahoe County, Colorado in February 1994 alleging damages of up to $540,000. In May 1996, Marquest entered into a settlement agreement with Hartford pursuant to which Marquest paid Hartford $170,000.

On April 9, 1997, Tri-Anim Health Services ("THS"), Marquest's largest domestic distributor, filed a complaint against Marquest and VSI in the Superior Court of the State of California for the County of Los Angeles alleging that Marquest had breached a Confidentiality Agreement between THS and Marquest. Marquest filed a motion to move the California action to federal district court and filed a motion to compel arbitration of all issues in Colorado. Marquest intends to vigorously contest THS' suit against Marquest.

On March 24, 1997, Chesapeake Medical, Inc. and Chesapeake Breathing Services, Inc. (collectively referred to as "Chesapeake"), two of Marquest's distributors, filed a lawsuit against Marquest and VSI in the United States District Court for the District of New Jersey, alleging that Marquest terminated the Dealer Agreement between Marquest and Chesapeake in a commercially unreasonable manner and that Marquest disclosed confidential information. Marquest is vigorously contesting this matter.
Marquest believes that its position in the preceding two matters is meritorious, but Marquest is unable to predict the outcome of either lawsuit or whether other lawsuits will be filed by other dealers as a result of their termination. (See "Medical Device and Surgical/Safety Disposables Segment - Marquest").

Terumo K.K. ("Terumo"), a competitor of Marquest, filed a complaint in September 1996 in the Tokyo District Court against Chiron K.K. ("Chiron"), Marquest's distributor of arterial blood gas samplers in Japan, alleging that the blood samplers infringe upon a Japanese patent owned by Terumo. The complaint does not name Marquest; however, Marquest has agreed to pay the cost of Chiron's defense and indemnify Chiron from Terumo's claim. Terumo is requesting an injunction against Chiron from importing and selling blood samplers as well as 137,000,000 yen (approximately $1,100,000 as of March 31, 1997) for damages with regard to Chiron's sale of blood samplers from January 1993 through December 1995. Terumo may increase the damages requested from 1996 to the present. Due to the preliminary nature of this litigation, Marquest cannot predict the Court's opinion or the impact, if any, on Marquest's market for blood gas samplers in Japan.

The Company, through a subsidiary, owns a 60% partnership interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to summary judgment granted in a civil action filed in the United States District Court for the Eastern District of New York in March 1994, the Company's subsidiary is required to purchase the minority partner's 40% equity interest valued as of November 30, 1993. Pursuant to the partnership agreement, the Company and the minority partner performed separate appraisals of the minority interest. The separate appraisals were not consistent; therefore, a third appraiser, selected by the partners, has been retained to review each of the valuations and determine the final valuation and
purchase price.   Recently, the District Court rejected the minority partner's request for prejudgement interest on the final valuation.

The Company is a party to certain other legal proceedings, however, it does not anticipate that any of such proceedings will have any material adverse affect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote during the quarter ended March 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The names, ages at June 1, 1997, and positions with the Company of the executive officers, including all positions and offices with the Company held by such persons, are listed below. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

    NAME AND AGE                       POSITIONS WITH THE COMPANY

    Robert P. Scherer, Jr., 64    Director of the Company since 1977; Chairman
                                  of the Board of Directors and Chief Executive
                                  Officer of the Company since February 1995.
                                  Chairman of the Board, Director and Chief
                                  Executive Officer of Marquest since February
                                  1995. A Director, executive officer and controlling stockholder of RPS Investments,
                                  Inc. since its formation.

    William J. Thompson, 63       President, Chief Operating Officer and
                                  Director of the Company since August 1984.
                                  President and Chief Operating Officer of
                                  Marquest since February 1995 and Director since 1993.

    Amy M. Murphy, 30             Vice President of Corporate Operations and
                                  Secretary of the Company since February 1995;
                                  Executive Vice President and Secretary of RPS
                                  Investments, Inc. since February 1995.
                                  Executive Assistant to the President for CompuPharm, Inc. from November 1994 to
                                  February 1995; various positions with RPS
                                  Investments, Inc. and affiliates from May
                                  1992 to November 1994 and Assistant to the Provost, University of Maine from 1987 to
                                  1992.

    Gary W. Ruffcorn, 35          Director of Finance and Accounting of the
                                  Company since April 1995; Principal Financial and Accounting Officer of the Company since
                                  August 1995.  Prior to joining the Company,
                                  Mr. Ruffcorn held various accounting
                                  positions with Ogden Projects, Inc.,
                                  including Assistant Controller/Director of
                                  Accounting, from March 1988 to March 1995.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

COMMON STOCK
At March 31, 1997, there were approximately 2,058 shareholders of record of the Company's Common Stock. The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:

                                      Fiscal                    Fiscal
                                       1997                      1996
                             --------------------          ------------------
                                High        Low              High       Low
                                ----        ---              ----       ---

First Quarter                   $5-1/2      $3-7/8           $7         $5
Second Quarter                   4-5/8       2-1/4            5-1/2      2
Third Quarter                    3-3/4       2                5          2-1/2
Fourth Quarter                   2-5/8       2                5          2-1/4

On June 10, 1997, the closing price of the Common Stock was $2-1/4.

While there are no restrictions to prevent the payment of dividends, the Company has not paid a cash dividend in its history and does not anticipate paying a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 1997 are derived from the financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The financial statements of the Company as of March 31, 1997 and 1996 and for each of the years in the three year period ended March 31, 1997, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.

                               SELECTED FINANCIAL DATA
                         (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                               YEAR ENDED MARCH 31,
                                                           --------------------------------------------------------------------

                                                              1997           1996           1995           1994          1993
                                                              ----           ----           ----           ----          ----

Net sales . . . . . . . . . . . . . . . . . . . . . .      $36,226        $41,857          $42,802       $41,229        $20,323
Cost of goods sold. . . . . . . . . . . . . . . . . .      $23,660        $28,194          $31,514       $30,641        $14,303
Selling, general and administrative expenses. . . . .      $11,548        $13,115          $14,776       $13,533         $6,102
Research and development expenses . . . . . . . . . .         $286           $155             $140          $126              -
Nonrecurring charges. . . . . . . . . . . . . . . . .            -              -           $2,000             -              -
Other (expense) income. . . . . . . . . . . . . . . .       $(971)         $2,828         $(1,133)          $218         $1,518
Minority interest in net loss (income). . . . . . . .         $359           $(5)           $1,927        $1,992          $(17)
Income (loss) from continuing operations. . . . . . .         $114         $2,668         $(4,637)          $157         $1,135
Income (loss) from continuing operations per share. .        $0.03          $0.60         $ (1.09)        $ 0.04          $0.29
Loss from discontinued operations . . . . . . . . . .       $(375)         $(920)         $(5,534)      $(4,795)       $(2,606)
Net (loss) income . . . . . . . . . . . . . . . . . .       $(261)         $1,748        $(10,171)      $(3,963)       $(1,471)
Net (loss) income per share . . . . . . . . . . . . .      $(0.06)          $0.40          $(2.39)       $(1.00)        $(0.38)
Average shares outstanding  . . . . . . . . . . . . .        4,418          4,418            4,254         3,954          3,919
Total assets. . . . . . . . . . . . . . . . . . . . .      $32,194        $34,410          $40,639       $51,424        $28,975
Total long-term liabilities . . . . . . . . . . . . .       $6,971         $5,638           $5,316       $ 4,617           $511
Stockholders' equity. . . . . . . . . . . . . . . . .      $15,963        $16,174          $14,486       $24,657        $20,708
Cash dividends. . . . . . . . . . . . . . . . . . . .            -              -                -             -              -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its subsidiaries and majority owned partnership, operates in several areas of the healthcare industry. It manufactures and distributes healthcare products, provides disposal of certain medical waste, and markets certain over-the-counter and generic drugs. See "Item 1. Business" for a more detailed description and discussion of each of the Company's segments.

RESULTS OF OPERATIONS

The assets and business of Scherer, Ltd.'s Medical Business were sold in October 1995 and the assets and business of Scherer Ltd.'s Industrial Business were sold in October 1996. See "Item 1. Business - Scherer Healthcare, Ltd." for a more detailed description of the two transactions.

NET SALES. The following table sets forth the net sales of each segment of the Company's business for the last three fiscal years (in thousands):



                                                           Year Ended March 31,
                                            --------------------------------------------------------
                                                 1997                1996                 1995
                                            ----------------    ----------------    ----------------
Net Sales:
Medical Device and
   Surgical/Safety Disposables Segment
        Marquest                            $22,045    60.9%    $22,443    53.6%    $20,576     48.1%
        Scherer, Ltd.                         1,069     2.9       7,555    18.0      11,203     26.2
Waste Management Services Segment            11,836    32.7      10,753    25.7      10,039     23.4
Consumer Healthcare Products Segment          1,276     3.5       1,106     2.7         984      2.3
                                            -------   -----     -------   ------    -------    ------
        Company Totals                      $36,226   100.0%    $41,857   100.0%    $42,802    100.0%
                                            -------   -----     -------   ------    -------    ------
                                            -------   -----     -------   ------    -------    ------

FISCAL 1997 VS. FISCAL 1996 (NET SALES)

The Company's net sales decreased by 13% to $36,226,000 for fiscal 1997 from $41,857,000 for fiscal 1996; however, fiscal 1996 includes six months of net sales, or $5,344,000, for the Medical Business, which was sold in October 1995. Additionally, fiscal 1996 includes twelve months of net sales of $2,211,000 for the Industrial Business and fiscal 1997 only includes six full months of net sales of $1,069,000 for the Industrial Business, which was sold in October 1996.

Marquest's net sales decreased approximately 2% to $22,045,000 for fiscal 1997 from $22,443,000 in fiscal 1996. The decrease in net sales is primarily due to a decrease in sales of Marquest's medication delivery devices. Sales of these devices are down approximately $800,000 in fiscal 1997 compared to fiscal 1996, the majority of the decrease is attributable to one major customer who placed a large sales order in fiscal 1996 and who did not place a sales order in fiscal 1997. The decrease in sales of the medication delivery devices was partially offset by an increase in sales of Marquest's ABG products which increased approximately $270,000 in fiscal 1997 compared to fiscal 1996. The increase in the ABG sales can be attributable to a long term contract signed with a major customer in late fiscal 1996 for these products.

Scherer Ltd.'s net sales decreased approximately 86% to $1,069,000 in fiscal 1997 from $7,555,000 in fiscal 1996; however, fiscal 1996 includes six months of net sales, or $5,344,000, for the Medical Business, which was sold in October 1995. Additionally, fiscal 1996 includes twelve months of net sales of $2,211,000 for the Industrial Business and fiscal 1997 only includes six full months of net sales of $1,069,000 for the Industrial Business, which was sold in October 1996. Prior to the sale of the Industrial Business in October 1996, one of Scherer Ltd.'s significant distributors had substantially reduced its sales orders with Scherer Ltd.

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems, increased 10% to $11,836,000 in fiscal 1997 from $10,753,000 in fiscal 1996. In fiscal 1997, Bio Systems increased its net sales by approximately $810,000 by securing new medical waste disposal contracts with hospitals. Bio Systems feels that hospitals have been more receptive to out-sourcing the disposal of their medical waste, and attributes its success in obtaining new hospital contracts to its reusable containers which are more cost effective.

Net sales for Scherer Labs, which operates in the Company's Consumer Healthcare Products Segment, increased approximately 15% to $1,276,000 in fiscal 1997 from $1,106,000 in fiscal 1996. The increase in net sales can be attributed to securing new customers and retail outlets during fiscal 1997.

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

Scherer, Ltd.'s net sales decreased 33% to $7,555,000 in fiscal 1996 from $11,203,000 in fiscal 1995; however, fiscal 1995 includes twelve months of net sales for the Medical Business, or $9,865,000, and fiscal 1996 includes only six months of net sales for the Medical Business, or $5,344,000. Scherer, Ltd.'s net sales for the Industrial Business increased 65% to $2,211,000 for fiscal 1996 from $1,338,000 in fiscal 1995. This increase in net sales was primarily due to the introduction of products fabricated from two new fabric lines in late fiscal 1995.

Net sales for Bio Systems increased approximately 7% to $10,753,000 in fiscal 1996 from $10,039,000 in fiscal 1995. The increase in sales was due to the continuing acquisition of new medical waste disposal contracts with hospitals.

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

COSTS AND EXPENSES. The following table sets forth the percentage relationship which the expense line items in the consolidated statement of operations bear to total revenue:

                                                      Percentage of Revenue
                                                      Year Ended March 31,
                                               --------------------------------
                                                1997        1996         1995
                                               ------      ------       -------
Net Sales                                      100.0%      100.0%       100.0%
Costs and Expenses:
    Cost of good sold                           65.3        67.4         73.6
    Selling, general, and administrative        31.9        31.3         34.5
    Research and development                     0.8         0.4          0.3
    Nonrecurring charges                           -           -          4.7
                                               ------      ------       -------
      Operating income (loss)                    2.0%        0.9%       (13.1)%
                                               ------      ------       -------
                                               ------      ------       -------

The following table sets forth the Company's operating margins by operating segment and on a consolidated basis:

                                                      Year Ended March 31,
                                               --------------------------------
                                               1997        1996         1995
                                               ----        ----         ----
Medical Device and Surgical/Safety
  Disposables Segment:
    Marquest                                     1.6%        2.3%       (13.1)%
    Scherer, Ltd.                              (30.2)       (4.4)        (8.1)
Waste Management Services Segment                9.1         8.6          7.9
Consumer Healthcare Products Segment            36.6        33.3         24.8
Consolidated                                     2.0%        0.9%       (13.1)%

FISCAL 1997 VS. FISCAL 1996  (COSTS AND EXPENSES)

The Company's operating income improved 86% to $732,000 in fiscal 1997 from $393,000 in fiscal 1996. The Company's cost of goods sold decreased to approximately 65% of net sales in fiscal 1997 from 67% of net sales in fiscal 1996. Selling, general and administrative expenses increased to 32% of net sales in fiscal 1997 from approximately 31% of net sales in fiscal 1996.

Marquest's operating income decreased to $363,000 in fiscal 1997 from $510,000 in fiscal 1996. This decrease is primarily the result of the decrease in net sales combined with an increase in overtime expense in the first quarter of fiscal 1997 due to the rework of certain products. Product rework is caused by supplier quality issues, defects in the molded products, and damage to product during assembly and warehousing. Marquest believes that the supplier quality and damage to product issues have been corrected; however, the molded product defects may recur depending on the condition of the molds. In an effort to reduce molded product defects, Marquest has implemented a preventative maintenance program, increased inspections, and improved operator training. The decrease in net sales and the increase in overtime expense was partially offset by a decrease in the net operating lease expense of its idle warehouse in Nogales, Arizona of approximately $120,000 due to the sublease of two-thirds of the warehouse in December 1995 and the sublease of the remaining portion in September 1996. Additionally, Marquest wrote off approximately $200,000 in fiscal 1996 for certain expenses associated with unsuccessful financing transactions with no corresponding expenses incurred in fiscal 1997.

Scherer Ltd.'s operating loss decreased slightly to $323,000 in fiscal 1997 from $355,000 in fiscal 1996; however, fiscal 1996 includes $164,000 of operating income from the Medical Business which was sold in October 1995. The Medical Business reported operating income in fiscal 1996 primarily as a result of an agreement, effective April 1, 1995, which required Cordis to reimburse Scherer, Ltd. for monthly losses ($295,000 in total for the period April 1995 through September 1995) that Scherer, Ltd. was incurring under its surgical tray contract with Cordis. The Industrial Business of Scherer, Ltd., which was sold in October 1996, reported an operating loss of $323,000 for fiscal 1997 compared to an operating loss of $499,000 in fiscal 1996. The operating loss in fiscal 1997 for the Industrial Business can be attributed to the decrease in net sales due to a substantial reduction in sales orders from one of Scherer, Ltd.'s significant distributors combined with an inventory write down pursuant to the physical count taken for the Health-Pak transaction in October 1996.

Bio Systems increased its operating income 16% to $1,073,000 in fiscal 1997 from $924,000 in fiscal 1996. The improved operating performance can be attributed to the increase in net sales from the acquisition of new hospital contracts combined with a significant decrease in Bio Systems' workers' compensation insurance expense. The decrease in insurance expense is primarily due to the conversion in October 1995 of Bio Systems' insurance coverage from a fully-insured workers' compensation program to a partially insured program, to take advantage of Bio Systems' excellent claims history.

The Company's Consumer Healthcare Products Segment improved its operating income 27% to $467,000 in fiscal 1997 from $368,000 in fiscal 1996. While improving its net sales by 15%, as discussed above, this Segment was able to maintain, or improve upon, its prior level of operating costs. Cost of goods sold decreased slightly to 37% of net sales in fiscal 1997 from approximately 38% of net sales in fiscal 1996 and selling, general and administrative expenses decreased to 26% of net sales in fiscal 1997 from 29% in fiscal 1996.

FISCAL 1996 VS. FISCAL 1995  (COSTS AND EXPENSES)

The Company reported operating income of $393,000 in fiscal 1996 compared to an operating loss of $5,628,000 in fiscal 1995. The fiscal 1995 operating loss includes a nonrecurring charge of $2,000,000 for the write down of two waste incinerator investments.

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

Bio Systems' operating income increased 17% to $924,000 in fiscal 1996 from $790,000 in fiscal 1995. The operating improvement was attributable to a decrease in insurance expense and a one-time sales tax expense in fiscal 1995 pursuant to a three year assessment from a sales tax audit. Prior to fiscal 1996, this segment reported consistent increases in net sales but had struggled to improve its operating margins because of pricing pressures in both the hospital and physician markets.

Operating income improved 51% to $368,000 in fiscal 1996 from $244,000 in fiscal 1995 at the Company's Consumer Healthcare Products Segment. This increase was directly attributed to the increase in sales for this segment discussed above.

OTHER INCOME (EXPENSE). In fiscal 1997, the Company recorded a loss of approximately $84,000 from the sale of the Industrial Business in October 1996 primarily due to the write-off of the remaining book value of certain intangible assets. In fiscal 1996, the Company recorded a pretax gain of approximately $2,781,000 from the sale of the Medical Business in October 1995. Also in fiscal 1996, Marquest recorded a gain of approximately $200,000 from the sale of its 10% investment in a medical device company.

In November 1995, the Company used $4,800,000 of the net proceeds from the sale of the Medical Business to repay a portion of outstanding loans from affiliates. Primarily as a result of the debt repayment, the Company reduced its interest expense incurred on the affiliate debt from approximately $518,000 in fiscal 1996 to approximately $175,000 in fiscal 1997 (prior to the assignment of the affiliate debt to a nonaffiliate in March 1997). Marquest's interest expense incurred on affiliate debt in fiscal 1997 was $70,000 compared to $21,000 in fiscal 1996.

In fiscal 1996, Marquest received $488,000 in a one-time royalty related to one of Marquest's product lines. In fiscal 1997, Marquest incurred approximately $265,000 in certain expenses associated with the merger between Marquest and Vital Signs, Inc. (See "Item 1. Business - Recent Developments").

INCOME TAXES. The Company recorded an income tax provision of $6,000 and $548,000 in fiscal 1997 and 1996, respectively, and had a tax benefit of $197,000 in fiscal 1995. Marquest recorded a tax provision of $697,000 in fiscal 1996 as a result of its settlement with the IRS with respect to tax issues related to previous years. In fiscal 1997, the Company (excluding Marquest) utilized tax loss carryforwards and reduced its valuation allowance accordingly. In fiscal 1997 and in prior years, the Company significantly increased its valuation allowance against its deferred tax assets mainly related to the tax loss carryforwards.

The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based upon the Company's current and anticipated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATING ACTIVITIES. The Company's (excluding Marquest) cash provided by operating activities from continuing operations decreased to approximately $1,924,000 in fiscal 1997 from approximately $2,123,000 in fiscal 1996. This slight decrease in cash provided from continuing operations can be attributed to the collection in fiscal 1996 of the remaining accounts receivable associated with the Medical Business of Scherer Ltd. which was sold in October 1995. Pursuant to the terms of the sale agreement, Scherer, Ltd. retained all accounts receivable associated with the Medical Business, of which approximately $1,360,000 was collected at the closing of and subsequent to the transaction. This was partially offset by improvements, primarily due to timing, in the collection of accounts receivable at Bio Systems and Scherer Labs of $187,000 and $75,000, respectively, in fiscal 1997 compared to fiscal 1996. Additionally, due to the timing of payments, the Company's accounts payable and accrued expenses increased approximately $725,000 in fiscal 1997 compared to fiscal 1996.

Discontinuing the operations of Biofor has significantly improved the cash flow of the Company. The net cash used by Biofor's operations was approximately $170,000 in fiscal 1997 compared to approximately $1,564,000 in fiscal 1996.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES. The Company's (excluding Marquest) investing activities provided cash of approximately $8,279,000 in fiscal 1996 compared to a use of cash from investing activities of approximately $487,000 in fiscal 1997. In fiscal 1996, the Company terminated its $3,200,000 line of credit arrangement with Trust Company Bank (now SunTrust Bank) which was fully collateralized by $3,200,000 in cash investments. The Company determined that the line provided no net financial leverage and converted the collateral previously used to secure the line of credit into operating cash. The Company received approximately $4,922,000 in net proceeds from the sale of assets associated with the Medical Business of Scherer Ltd. in fiscal 1996. In fiscal 1997, the Company received $254,000 in net proceeds from the sale of Scherer Ltd.'s Industrial Business. Additionally, Bio Systems increased its capital expenditures by approximately $219,000 in fiscal 1997 compared to fiscal 1996 primarily due to the purchase of new trucks used to transport medical waste.

Cash flows from the Company's financing activities used cash of approximately $7,340,000 in fiscal 1996 compared to a use of cash of only $108,000 in fiscal 1997. Prior to fiscal 1996, Scherer Scientific, Ltd. and Scherer Capital Company L.L.C. ("Scherer Cap"), entities controlled by Robert P. Scherer, Jr. who is the Chairman of the Board, Chief Executive Officer, and majority shareholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries the proceeds of which were used primarily for working capital and business acquisitions. The Affiliate Loans were payable on demand and generally bore interest at prime rate plus 1%. In November 1995, the Company used $4,800,000 of the net proceeds from the sale of the Medical Business to repay a portion of the Affiliate Loans. In January 1997, the Company and Scherer Cap restructured the remaining balance of $2,128,000 on the Affiliate Loans into a five-year promissory note (the "Original Note") which bore interest at prime rate plus 1%, adjusted quarterly, and was collateralized by shares of Marquest Common Stock owned by the Company. In connection with the dissolution of Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children of Robert
P. Scherer, Jr., who are not affiliated with the Company. In exchange for certain considerations, $50,000 for the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, in the Amended Note. As discussed above, the Company terminated its line of credit arrangement during the first quarter of fiscal 1996 which had borrowings outstanding of $1,944,000 at March 31, 1995.

On March 14, 1997, Marquest and VSI announced the execution of a Merger Agreement providing for VSI to acquire Marquest. In the transaction, which is expected to take place in July 1997, Marquest would become a wholly-owned subsidiary of VSI and VSI would pay Marquest shareholders $0.797 per share in cash for each outstanding share of Marquest Common Stock. The Company owns 7,211,192 shares of Marquest Common Stock directly and holds warrants to purchase an additional 6,580,000 shares of Marquest Common Stock at an exercise price of $0.75 per share. In connection with the Merger Agreement, the Company and VSI entered into an agreement pursuant to which VSI has agreed, provided the Merger Agreement is consummated, to purchase certain assets and product rights previously sold by Marquest to the Company and to enter into a covenant not to compete for an aggregate purchase price of $5,860,000. The Company expects to receive approximately $11,900,000, before the payment of transaction costs and associated income taxes, in total from the above transactions if they are consummated. The Company plans to use a portion of the proceeds to repay the Amended Note which had a balance of $1,958,000 as of March 31, 1997. The Company will evaluate its long-term options with regard to the remaining proceeds; however, on a short-term basis it plans to invest the proceeds, principally in U.S. Treasuries.

Management of the Company believes that its current cash on hand of approximately $3,225,000 as of March 31, 1997 and its current cash flow are sufficient to maintain its current operations.

MARQUEST

With the exception of executive management, Marquest operates independently of the Company.

CASH FLOWS FROM OPERATING ACTIVITIES. Marquest's cash used from operating activities increased from $79,000 in fiscal 1996 to $1,178,000 in fiscal 1997 primarily due to a decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is due to the payment in fiscal 1997 of consulting fees and other costs related to Marquest's financing transactions (discussed below), and the payment of income taxes and certain legal settlements.

Simultaneous with the execution of the Merger Agreement with VSI, Marquest and VSI entered into a Dealer Agreement which authorizes VSI to distribute Marquest's products for a period of two years. Marquest has given 28 of its 29 hospital specialty dealers notice terminating its agreements with such dealers at the end of the required notice period, generally 30 to 90 days from the date of notice. These dealers provided Marquest with approximately $9,687,000 of revenue in fiscal 1997. It is uncertain whether the sales through the Dealer Agreement with VSI will reach the level of sales achieved by the terminated dealers.

Primarily as a result of the termination notices, two of Marquest's dealers have filed lawsuits against Marquest and VSI (see "Item 3. Legal Proceedings").
These dealers have informed Marquest that they are withholding further payment of amounts owed to Marquest pending the settlement of the issues raised in their respective lawsuits. The two dealers combined outstanding accounts receivable as of May 31, 1997 was approximately $714,000 ($564,000 through sales in April and May 1997), before certain rebate adjustments. Marquest intends to vigorously contest the lawsuits and pursue the collection of the outstanding accounts receivable.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES. On June 30, 1994, Marquest refinanced $1,300,000 of Douglas County Industrial Revenue Bonds (the "Bonds'), due on December 31, 1993, with a term loan from Colorado National Bank (the "Bank"), the same bank holding the Bonds. In fiscal 1996, Marquest and the Bank executed an amendment to the term loan agreement, whereby Marquest made a principal payment of $160,000 and the term of the loan was shortened from July 31, 2004 to January 31, 2000 and the Bank released Marquest's inventory and accounts receivable as collateral for the loan. The loan will continue to amortize over its original term with a balloon payment on January 31, 2000.

In fiscal 1996, Scherer Cap, an entity controlled by Robert P. Scherer, Jr., made an investment in Marquest of approximately $1,588,000, net of related transaction costs. In March 1996, Marquest and Scherer Cap entered into the Loan Agreement, from which Marquest borrowed $700,000 to repay $700,000 that Marquest borrowed from Scherer Cap in December 1995 for working capital
purposes.   The Loan Agreement contemplated the possibility of additional borrowings of $800,000. Borrowings under the Loan Agreement, which expires February 28, 2001, bear interest at prime rate plus 1.5%, are secured by Marquest's inventory, building, and equipment, and are represented by the Scherer Cap Notes that are convertible, at the option of Scherer Cap, into shares of Marquest Common Stock at a conversion price of $0.70 per share. Additionally, Scherer Cap invested $1,000,000 in Marquest in March 1996 through the purchase of 2,061,856 shares of Marquest Common Stock. In connection with its dissolution in March 1997, Scherer Cap assigned the Loan Agreement and the Scherer Cap Notes, and transferred 1,546,392 shares of the Marquest Common Stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest Common Stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. Mr. Scherer, Jr. is entitled to vote the shares held in the voting trust.

In November 1996, Marquest obtained a revolving line of credit from Norwest Business Credit, Inc. ("Norwest") which expires February 28, 1999. Any amounts borrowed against the line of credit will primarily be secured by Marquest's trade accounts receivable and will bear interest at Norwest's prime rate plus 2.25% (the rate was 10.75% as of March 31, 1997). The maximum amount of the line of credit is 80% of Marquest's eligible domestic accounts receivable plus 70% of eligible international accounts receivable or $2,000,000, whichever is less. As of March 31, 1997, Marquest had borrowed $125,000 against an available borrowing limit on the line of approximately $1,400,000.

As of March 31, 1997, Marquest was not in compliance with a covenant requiring a specified debt service coverage rate and a covenant that Marquest not incur an after tax loss greater than a specified amount. Norwest has waived the requirement of compliance with these covenants as of March 31, 1997, and Marquest has negotiated new covenants with Norwest providing for a maximum net loss for the first four months of fiscal 1998 (through July

1997) of $1,018,000 and a minimum net worth of $3,364,000 at the end of July 1997 and each subsequent month thereafter.

Marquest's management expects that the pending Merger with VSI will be consummated by the end of July 1997. However, if the Merger is delayed or does not occur, Marquest's management anticipates taking the following actions during fiscal 1998: (i) continue marketing and selling its products through medical-surgical dealers and through the dealer arrangement with VSI in domestic markets where VSI has strategic presence; (ii) renegotiate its current line of credit with Norwest and pursue additional financing opportunities that may be available; (iii) continue to reduce costs and operating expenses; and (iv) restrict expenditures for capital assets to maintenance of existing equipment and facilities until Marquest generates positive operating cash flow.

The viability of Marquest during fiscal 1998 will be dependent on the consummation of the Merger with VSI, or , if the Merger is delayed or does not occur, on the successful implementation of some or all of the above actions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth on pages F-3 through F-23 of this report. The reporting of selected quarterly financial data specified by
Item 302 of Regulation S-K is not required for the Company.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 1997.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report. Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 1997, all filing requirements applicable to its directors and executive officers were complied within a timely manner, except that Amy M. Murphy and Gary W. Ruffcorn have filed their Form 3s late. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

         10.4      Conversion Agreement dated March 28, 1996 by and between
                   Marquest Medical Products, Inc. and Scherer Healthcare, Inc.
                   (Exhibit 10 to the Company's Current Report on Form 8-K
                   dated April 17, 1996)
         10.5      Amended and Restated Non-Negotiable Note dated January 17,
                   1997 by Scherer Healthcare, Inc. to Scherer Capital Company
                   L.L.C.-filed herewith.
         10.6      Agreement and Plan of Merger dated March 14, 1997 by and
                   among Vital Signs, Inc., VSI Acquisition Corporation, and
                   Marquest Medical Products, Inc. (Exhibit 2.1 to the
                   Company's Current Report on Form 8-K dated March 21, 1997)
         10.7      Scherer Healthcare Inducement Agreement dated March 14, 1997 by and between Scherer Healthcare, Inc., Vital Signs, Inc.
                   and Marquest Medical Products, Inc. (Exhibit 2.2 to the
                   Company's Current Report on Form 8-K dated March 21, 1997)
         21        Subsidiaries of Registrant - filed herewith.
         25        Powers of Attorney - filed herewith.
         27        Financial Data Schedule (included only in EDGAR filing)
         99.1      Robert Scherer Inducement Agreement dated March 14, 1997 by
                   Robert P. Scherer, Jr. to Vital Signs, Inc. (Exhibit 99.2 to
                   the Company's Current Report on Form 8-K dated March 21,
                   1997)

(b) REPORTS ON FORM 8-K.
     The following Current Reports on form 8-K were filed by the Company during the quarter ended March 31, 1997:

         March 21, 1997 - announcing that Marquest entered into a definitive merger agreement with Vital Signs, Inc. providing for Vital Signs to acquire Marquest.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 1997.

                                       SCHERER HEALTHCARE, INC.


                                  By:  /s/Robert P. Scherer, Jr.
                                       -------------------------
                                       Robert P. Scherer, Jr.
                                       Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 1997.

Signature                                   Title
---------                                   -----

/s/Robert P. Scherer, Jr.              Chairman of the Board, Director and
-------------------------------        Chief Executive Officer
Robert P. Scherer, Jr.



/s/William J. Thompson        *        President and Director
------------------------------
William J. Thompson



/s/Gary W. Ruffcorn                    Director of Finance and Accounting
------------------------------         (Principal Financial and Accounting Gary
Gary W. Ruffcorn                       Officer)




/s/Stephen Lukas, Sr.         *        Director
------------------------------
Stephen  Lukas, Sr.



/s/Kenneth H. Robertson       *        Director
------------------------------
Kenneth H. Robertson





*By:/S/Robert P. Scherer, Jr
    --------------------------
    Robert P. Scherer, Jr.
    as Attorney-in-Fact

                               SCHERER HEALTHCARE, INC.

                                  INDEX OF EXHIBITS


The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.



Exhibit                                                                   Page
Number                              Description                          Number
------                              -----------                          ------

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

10.5     Amended and Restated Non-Negotiable Note dated January 17,
         1997 by Scherer Healthcare, Inc. to Scherer Capital Company
         L.L.C. - filed herewith.                                          26

10.6 Areement and Plan of Merger dated March 14, 1997 by and among Vital Signs, Inc., VSI Acquisition Corporation, and Marquest Medical Products, Inc. Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 1997)

10.7 Scherer Healthcare Inducement Agreement dated March 14, 1997 by and between Scherer Healthcare, Inc., Vital Signs, Inc. and Marquest Medical Products, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 21, 1997)

21       Subsidiaries of Registrant - filed herewith.                      30

25       Powers of Attorney - filed herewith.                              32

27       Financial Data Schedule (included only in EDGAR filing)

99.1 Robert Scherer Inducement Agreement dated March 14, 1997 by Robert P. Scherer, Jr. to Vital Signs, Inc. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 21,
         1997)

                       SCHERER HEALTHCARE, INC.


          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Report of Independent Public Accountants . . . . . . . . . . . . . . .      F-2

Consolidated Balance Sheets--March 31, 1997 and 1996 . . . . . . . . .      F-3

Consolidated Statements of Operations--Years Ended
    March 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . .      F-5

Consolidated Statements of Stockholders' Equity--Years
    Ended March 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .      F-7

Consolidated Statements of Cash Flows--
    Years Ended March 31, 1997, 1996 and 1995. . . . . . . . . . . . .      F-8

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .      F-9

The following financial statement schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

Schedule I--Condensed Financial Information of Registrant. . . . . . .      S-1

Schedule II--Valuation and Qualifying Accounts . . . . . . . . . . . .      S-4

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of
Scherer Healthcare, Inc.


We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

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


                                           Arthur Andersen LLP


Atlanta, Georgia
June 6, 1997

                            SCHERER HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 1997 AND 1996




                                   ASSETS



                                                               1997                1996
                                                           ------------       -------------
CURRENT ASSETS
  Cash and cash equivalents                                $ 3,237,000        $  3,622,000
  Accounts receivable, less allowance for doubtful
    accounts of $289,000 in 1997 and $243,000 in 1996        6,087,000           6,092,000
  Current maturities of  notes receivable                      223,000             393,000
  Inventories                                                3,453,000           3,936,000
  Prepaid and other                                            218,000             331,000
                                                           ------------       -------------


    Total current assets                                    13,218,000          14,374,000
                                                           ------------       -------------


PROPERTY AND EQUIPMENT                                      16,792,000          15,749,000
  Less accumulated depreciation                             (6,586,000)         (5,146,000)
                                                           ------------       -------------
  Net property and equipment                                10,206,000          10,603,000
                                                           ------------       -------------


OTHER ASSETS
  Cost in excess of net assets acquired, net                 6,404,000           6,721,000
  Other investments, at cost                                   650,000             651,000
  Notes receivable, less current portion                       371,000             506,000
  Intangibles                                                  309,000             365,000
  Deferred income taxes                                        329,000             329,000
  Other                                                        356,000             305,000
  Net assets of discontinued operations                        351,000             556,000
                                                           ------------       -------------


     Total other assets                                      8,770,000           9,433,000
                                                           ------------       -------------


TOTAL ASSETS                                               $32,194,000         $34,410,000
                                                           ------------       -------------
                                                           ------------       -------------

The accompanying notes are an integral part of these consolidated financial statements.

                               SCHERER HEALTHCARE, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (Continued)

                            AS OF MARCH 31, 1997 AND 1996



                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1997                1996
                                                               ------------       -------------
CURRENT LIABILITIES
  Accounts payable                                             $  1,808,000        $  2,150,000
  Accrued expenses                                                4,107,000           5,002,000
  Line of credit and current  maturities of debt obligations      1,397,000             981,000
  Payables  to affiliates                                              -              2,286,000
  Other                                                              57,000              49,000
                                                               ------------       -------------


    Total current liabilities                                     7,369,000          10,468,000
                                                               ------------       -------------


LONG-TERM DEBT
  Note payable to affiliate                                         700,000             700,000
  Notes, obligations, and other, net of current maturities        5,946,000           4,591,000
                                                               ------------       -------------

    Total long-term debt                                          6,646,000           5,291,000
                                                               ------------       -------------


OTHER LIABILITIES                                                   325,000             347,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY  AND PARTNERSHIPS                1,891,000           2,130,000

STOCKHOLDERS' EQUITY
  Convertible preferred stock - $.01 par value, 2,000,000
    shares authorized; 23,541 shares issued and  outstanding
    in 1997 and 28,885 in 1996                                        -                    -
  Common stock - $.01 par value, 12,000,000 shares authorized;
    4,693,585 issued  in 1997 and 4,669,928 in 1996;
    4,314,223 shares outstanding in 1997 and 4,290,566 in 1996       47,000              47,000
  Capital in excess of par value                                 22,366,000          22,316,000
  Accumulated deficit                                            (3,417,000)         (3,156,000)
  Less treasury stock, at cost                                   (3,033,000)         (3,033,000)
                                                               ------------       -------------

      Total stockholders' equity                                 15,963,000          16,174,000
                                                               ------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $32,194,000         $34,410,000
                                                               ------------       -------------
                                                               ------------       -------------

The accompanying notes are an integral part of these consolidated financial statements.

                                    SCHERER HEALTHCARE, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the years ended March 31,

                                                    1997                 1996               1995
                                                 -----------         -----------         -----------
NET SALES                                        $36,226,000         $41,857,000         $42,802,000
                                                 -----------         -----------         -----------

COSTS AND EXPENSES
  Cost of goods sold                              23,660,000          28,194,000          31,514,000
  Selling, general, and administrative            11,548,000          13,115,000          14,776,000
  Research and development                           286,000             155,000             140,000
  Nonrecurring charges                                 -                   -               2,000,000
                                                 -----------         -----------         -----------
    Total costs and expenses                      35,494,000          41,464,000          48,430,000
                                                 -----------         -----------         -----------

OPERATING INCOME (LOSS)                              732,000             393,000         (5,628,000)

OTHER (EXPENSE) INCOME
  Interest income                                    178,000             266,000             696,000
  Interest expense                                  (900,000)         (1,128,000)         (1,257,000)
  (Loss) gain on sale of assets                      (84,000)          3,006,000              70,000
  Other, net                                        (165,000)            684,000            (642,000)
                                                 -----------         -----------         -----------
    Total other (expense) income                    (971,000)          2,828,000          (1,133,000)
                                                 -----------         -----------         -----------

(Loss) income from continuing operations before
  minority interest and income taxes                (239,000)          3,221,000          (6,761,000)


Minority interest in net loss (income) of
  subsidiary and partnerships                        359,000             (5,000)           1,927,000
                                                 -----------         -----------         -----------

Income (loss) from continuing operations
  before income taxes                                120,000           3,216,000          (4,834,000)

(Provision) benefit for income  taxes                 (6,000)           (548,000)            197,000
                                                 -----------         -----------         -----------

Income (loss) from continuing operations             114,000           2,668,000          (4,637,000)

Loss from discontinued operations, net of
  income taxes of $0                                (375,000)           (920,000)         (5,534,000)
                                                 -----------         -----------         -----------

NET (LOSS) INCOME                                 $ (261,000)        $ 1,748,000        $(10,171,000)
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------


The accompanying notes are an integral part of these consolidated financial statements.

                             SCHERER HEALTHCARE, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Continued)

                            For the years ended March 31,


                                                                1997                1996                1995
                                                             ---------           ---------           ----------
(LOSS) INCOME PER COMMON SHARE
  Income (loss) from continuing operations                     $  0.03             $  0.60             $ (1.09)
  Loss from discontinued operations                              (0.09)              (0.20)              (1.30)
                                                             ---------           ---------           ---------
NET (LOSS) INCOME PER SHARE                                    $ (0.06)            $  0.40             $ (2.39)
                                                             ---------           ---------           ---------
                                                             ---------           ---------           ---------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                4,418,483           4,418,483           4,254,327
                                                             ---------           ---------           ---------
                                                             ---------           ---------           ---------

The accompanying notes are an integral part of these consolidated financial statements.

                                  SCHERER HEALTHCARE, INC.

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          For the three years ended March 31, 1997

                                                                                               Retained
                                                                                               Earnings
                                             Preferred               Common     Capital In     (Accu-                  Treasury
                               Preferred      Stock      Common      Stock      Excess of      mulated     Treasury     Stock
                                Shares        Amount     Shares      Amount     Par Value      Deficit)    Shares        Cost
                             -----------   ----------- ----------- ----------- ------------ ------------ ----------- ------------
Balance at March 31, 1994     43,516       $  -        4,605,139    $  46,000   $22,317,000  $  5,267,000  376,362    $(2,973,000)

  Conversion of preferred
    shares to common shares   (8,510)         -           37,675         -           -              -         -            -

  Net loss                       -            -             -            -           -        (10,171,000)    -            -
                             -----------  -----------  ----------- ----------- ------------  ------------- ----------- -----------
Balance at March 31, 1995     35,006          -        4,642,814       46,000    22,317,000    (4,904,000) 376,362     (2,973,000)

  Conversion of preferred
    shares to common shares   (6,121)         -           27,114        1,000        (1,000)         -        -            -
  Net income                     -            -             -            -           -          1,748,000     -            -

  Other                          -            -             -            -           -               -       3,000        (60,000)
                             -----------  -----------  ----------- ----------- ------------- ------------  ----------- -----------

Balance at March 31, 1996     28,885          -        4,669,928       47,000    22,316,000    (3,156,000) 379,362     (3,033,000)

  Conversion of preferred
    shares to common shares   (5,344)         -           23,657         -           -               -        -            -
  Net loss                       -            -              -           -           -           (261,000)    -            -
  Other                          -            -              -           -           50,000          -        -            -
                             -----------  -----------  ----------- ----------- ------------  ------------- ----------- -----------

Balance at March 31, 1997     23,541       $  -        4,693,585    $  47,000   $22,366,000   $(3,417,000)  379,362    $(3,033,000)
                             -----------  -----------  ----------- ----------- ------------  ------------- ----------- -----------
                             -----------  -----------  ----------- ----------- ------------  ------------- ----------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

                               SCHERER HEALTHCARE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the years ended March 31,


                                                                         1997                 1996                 1995
                                                                    --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $    (261,000)        $ 1,748,000        $(10,171,000)
    Adjustments to reconcile net (loss)
      income to net cash provided by
      (used for) operating activities:

    Depreciation and amortization                                       1,777,000           2,228,000           2,658,000
    Minority interest                                                    (239,000)             46,000          (1,952,000)
    Deferred taxes                                                           -                  -                 121,000
    Loss (gain) on sale of assets                                          84,000          (3,006,000)            (70,000)
    Nonrecurring charges                                                     -                  -               2,000,000
    Loss from discontinued operations                                     375,000             920,000           5,534,000
    Other noncash charges and credits, net                                 55,000              34,000            (267,000)

  Changes in operating assets and liabilities, net of acquisitions:

    Accounts receivable, net                                             (382,000)          1,063,000              48,000
    Inventories                                                           174,000            (614,000)            816,000
    Prepaid and other                                                     112,000             101,000             188,000
    Income taxes, net                                                       8,000              14,000             825,000
    Accounts payable and accrued expenses                                (935,000)           (464,000)           (154,000)
    Other liabilities                                                     (22,000)            (25,000)           (221,000)
                                                                    --------------      -------------        -------------
  Net cash provided by (used for) operating activities of
    continuing operations                                                 746,000           2,045,000            (645,000)
  Net operating activities of discontinued operations                    (170,000)         (1,564,000)         (2,105,000)
                                                                    ---------------     -------------        -------------
  Net cash provided by (used for) operating activities                    576,000             481,000          (2,750,000)
                                                                    ---------------     -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                              (1,058,00)           (670,000)         (1,773,000)
  Proceeds from sale of assets                                            254,000           5,147,000             245,000
  Decrease (increase) in investments                                         -              3,232,000            (232,000)
  Decrease in notes receivable                                            304,000             467,000             764,000
  Other investing activities, net                                         (88,000)             82,000             (45,000)
                                                                    ---------------     --------------        ------------
 Net cash (used for) provided by investing activities                    (588,000)          8,258,000          (1,041,000)
                                                                    ---------------     --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of  borrowings                                          (171,000)         (2,657,000)         (1,008,000)
  (Repayments to) advances from affiliated companies                     (202,000)         (5,321,000)          2,356,000
  Proceeds from investment by affiliated company                             -              1,588,000               -
  Other financing activities, net                                            -                 -                  169,000
                                                                    ---------------     -------------       --------------
    Net cash (used for) provided by financing activities                 (373,000)         (6,390,000)          1,517,000
                                                                    ---------------     -------------       --------------

CHANGE IN CASH AND CASH EQUIVALENTS                                      (385,000)          2,349,000          (2,274,000)

CASH AND CASH EQUIVALENTS, beginning of year                            3,622,000           1,273,000           3,547,000
                                                                    ---------------     --------------       --------------

CASH AND CASH EQUIVALENTS, end of year                               $  3,237,000        $  3,622,000        $  1,273,000
                                                                    ---------------     ---------------      --------------
                                                                    ---------------     ---------------      --------------

The accompanying notes are an integral part of these consolidated financial statements.

                              SCHERER HEALTHCARE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1997, 1996, AND 1995


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF
               CONSOLIDATION

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the parent company, Scherer Healthcare, Inc. (the "Company" or "Scherer Healthcare"), and its subsidiaries (see Note 3). Marquest Medical Products, Inc. ("Marquest"), a majority owned subsidiary of the Company, has a 52- or 53-week fiscal year ending on the Saturday nearest to March 31. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 1997 and 1996, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

INVENTORIES

Inventories are stated at the lower of net realizable value or cost primarily using the first-in, first-out ("FIFO") method.

                                                    1997             1996
                                                ------------    -------------
          Finished products                     $  1,086,000     $  1,746,000
          Work in progress                           282,000          233,000

          Containers, packaging, and
            raw material                           2,085,000        1,957,000
                                                ------------    -------------

                                                $  3,453,000     $  3,936,000
                                                ------------    -------------
                                                ------------    -------------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, and depreciation is computed principally using the straight-line method over the estimated useful lives of the assets as follows: furniture, fixtures and equipment--3-10 years and buildings and leasehold improvements--5-50 years.

                                                    1997               1996
                                                -------------    -------------
     Land                                       $  1,265,000      $  1,265,000
     Building and leasehold improvements           4,870,000         4,836,000

     Furniture, fixtures, and equipment           10,657,000         9,648,000
                                                -------------    -------------
                                                 $16,792,000       $15,749,000
                                                -------------    -------------
                                                -------------    -------------

Depreciation expense for fiscal years 1997, 1996, and 1995 was $1,678,000, $1,924,000, and $2,276,000, respectively.

MINORITY INTEREST

Minority interest primarily represents the equity interest in Marquest of outside investors. Because of recent losses, there is no significant minority interest liability related to other subsidiaries not wholly owned by the Company.

INCOME TAXES

The Company uses the liability method to account for income taxes (see Note 11).

REVENUE RECOGNITION

Sales are recorded by the Company when products are shipped to customers or independent distributors. Sales for services provided are recorded when the Company has completed the service.

Geographic net sales were as follows:

                                         1997             1996            1995
                                     --------------  --------------  ---------------
     United States and Canada          $30,138,000    $36,113,000     $38,249,000

     Europe, Pacific Rim, Puerto
     Rico and Other                      6,088,000      5,744,000       4,553,000
                                     --------------  --------------  ---------------

                Net Sales              $36,226,000    $41,857,000     $42,802,000
                                     --------------  --------------  ---------------
                                     --------------  --------------  ---------------

All of the Company's export sales are through Marquest. The operating margins on Marquest's export sales have been comparable to those associated with Marquest's domestic sales.

As of March 31, 1997 and 1996, Marquest had approximately $219,000 and $131,000, respectively, in finished goods inventory at a warehouse facility of one of its European distributors. These assets represent all of the Company's assets located outside the United States.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenditures for the creation and application of new products and processes are expensed as incurred.

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based upon the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from the assumed conversion of the Company's Convertible Preferred Stock into common stock. The common stock equivalents included in the calculation of earnings per share are 104,260 and 127,917 for the years ended March 31, 1997 and 1996, respectively. Because of losses, common stock equivalents were not included in the calculation of earnings per share for the year ended March 31, 1995.

NEW ACCOUNTING STANDARDS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. As of March 31, 1997, the price of the Company's Common Stock was 2 3/8, which was significantly less than the exercise prices of the Company's outstanding stock options (see Note 9); therefore, the pro forma impact on net income (loss) of fair value accounting for options granted, as required by SFAS No. 123, is not significant to the financial statements.

In fiscal 1998, the Company will adopt SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
The Company must adopt the new standard for the quarter ending December 31, 1997; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. The impact of SFAS No. 128 on the calculations of basic and diluted EPS for these years is not expected to be material.

NOTE 2.  MARQUEST

In fiscal 1994, the Company entered into transactions to acquire Marquest and to purchase one of Marquest's product lines for $4,500,000 in cash. Marquest is an international manufacturer and distributor of specialty cardiopulmonary support, respiratory and anesthesia disposable devices. Since the transactions were completed, Marquest has been included with the Company in the consolidated financial statements due to the Company's ability to control Marquest by virtue of common stock, warrants and convertible debt held by the Company and the Company's control of the Board of Directors.

As part of the acquisition, Marquest restructured its $12,650,000 of defaulted Swiss bonds. Approximately 96% of the outstanding amount of bonds was tendered and accepted in the Swiss bond exchange offers. A combination of approximately 43,516 shares of Scherer Healthcare 5% Convertible Preferred Stock, $2,875,000 of Marquest six-year 8% notes, and Marquest warrants for 1,597,416 Common Shares were issued to the former bondholders who accepted the exchange offers. In exchange for its Preferred Stock, the Company received approximately $4,352,000 of Marquest six-year 8% notes convertible into Marquest Common Stock. In connection with the acquisition of Marquest, the Company purchased Marquest's arterial blood gas ("ABG") product line, including related equipment, from Marquest for $4,500,000 in cash. The Company licenses the ABG product line back to Marquest in exchange for a royalty equal to 3.25% of Marquest's net ABG product line sales. Marquest had the option to repurchase the ABG product line from the Company at any time prior to May 31, 1996 for $4,500,000 plus $22,500 for each month lapsed between June 1993 and the date of repurchase. In May 1996, the Company and Marquest agreed to extend the option period through June 15, 1999. The purchase of the ABG product line by the Company resulted in goodwill of approximately $4,255,000. Primarily as consideration for the original product line repurchase option, the Company received warrants for 6,580,000 shares of Marquest Common Stock, exercisable at $0.75 per share. At the Company's option, either cash or Scherer Healthcare Common Stock can be used in exercising the warrants. On May 23, 1994, the Company converted $2,500,000 of the $4,352,000 Marquest six-year 8% note into 3,333,333 shares of Marquest Common Stock.

On March 28, 1996, the Company converted the remaining balance of $1,852,000 and the associated accrued interest of $487,000 on the Marquest six-year 8% note into 3,340,245 shares of Marquest Common Stock. Additionally, the Company agreed to convert $376, 000 in accrued but unpaid management fees owed to the Company by Marquest into 537,614 shares of Marquest Common Stock. As of March 31, 1997, the Company owns 51% of Marquest's outstanding Common Stock. Marquest has outstanding a significant number of warrants, stock options, and convertible notes that could be converted into Marquest Common Stock. Depending upon the amount and timing of conversion of any of these securities, the Company's ownership percentage in Marquest could vary from 42% to 66%.

On March 14, 1997, Marquest and Vital Signs, Inc. ("VSI") announced the execution of a definitive merger agreement (the "Merger Agreement") providing for VSI to acquire Marquest. In the transaction, which is expected to take place in July 1997, Marquest would become a wholly owned subsidiary of VSI and VSI would pay Marquest shareholders $0.797 per share in cash for each outstanding share of Marquest Common Stock. As discussed above, the Company owns 7,211,192 shares of Marquest Common Stock directly and holds warrants to purchase an additional 6,580,000 shares of Marquest Common Stock at an exercise price of $0.75 per share. In connection with the Merger Agreement, the Company and VSI entered into an agreement pursuant to which VSI has agreed, provided the Merger Agreement is consummated, to purchase the ABG product line from the Company and the Company has agreed to enter into a covenant not to compete for an aggregate purchase price of $5,860,000. The Company expects to record a gain from these transactions, which will be reflected in the Company's consolidated financial statements at the time the transactions become effective.

Simultaneous with the execution of the Merger Agreement, Marquest and VSI entered into a Dealer Agreement which authorizes VSI to distribute Marquest's products in the United States, Canada, Puerto Rico and certain other international territories for a period of two years. Marquest has given 28 of its 29 hospital specialty dealers notice terminating its agreements with such dealers at the end of the required notice period, generally 30 to 90 days from the date of notice. Primarily as a result of the termination notices, two of Marquest's dealers have filed lawsuits against Marquest and VSI (See Note 8). Subsequent to giving the hospital specialty dealers notice of termination, Marquest entered into new arrangements with some of the dealers pursuant to which these certain dealers may continue to distribute Marquest's products.

The operations of Marquest are included in the Company's Medical Device and Surgical/Safety Disposables Segment along with the operations of Scherer Healthcare, Ltd. ("Scherer, Ltd."). The assets and businesses of Scherer, Ltd. were sold in two separate transactions in October 1995 and October 1996 (See
Note 5). Upon the consummation of the Merger Agreement, the operations of the Medical Device and Surgical/Safety Disposable Segment will be accounted for as a discontinued segment, and accordingly, the operations of Marquest and Scherer, Ltd. will be segregated and reported as discontinued operations in the Company's consolidated financial statements. The operations of this Segment are included in the Company's consolidated continuing operations for the fiscal year ended March 31, 1997 because the pending transactions with VSI are subject to approval by the shareholders of Marquest and the Company and to other standard conditions.

NOTE 3.        SEGMENT  INFORMATION


                                                                                 Years Ended March 31,
                                                                      ---------------------------------------
                                                                                    (in thousands)
                                                                         1997           1996           1995
                                                                      ---------      ---------      ---------
Net Sales:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                               $  22,045      $  22,443      $  20,576
        Scherer Healthcare, Ltd.  (a)                                     1,069          7,555         11,203
     Waste Management Services Segment                                   11,836         10,753         10,039
     Consumer Healthcare Products Segment                                 1,276          1,106            984
                                                                      ---------      ---------      ---------
        Total                                                         $  36,226      $  41,857      $  42,802
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------

Operating Income (Loss) from Continuing Operations:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                               $     363      $     510      $  (2,696)
        Scherer Healthcare, Ltd.  (a)                                      (323)          (335)          (912)
     Waste Management Services Segment                                    1,073            924            790
     Consumer Healthcare Products Segment                                   467            368            244
     Corporate  (b)                                                        (848)        (1,074)        (3,054)
                                                                      ---------      ---------      ---------
        Total                                                         $     732      $     393      $  (5,628)
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------

Identifiable Assets:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                               $  13,424      $  15,393      $  13,992
        Scherer Healthcare, Ltd.  (a)                                         -            909          6,233
     Waste Management Services Segment                                    9,589          9,370          9,524
     Consumer Healthcare Products Segment                                   111            153            139
     Corporate  (c)                                                       9,070          8,585         10,751
                                                                      ---------      ---------      ---------
        Total                                                         $  32,194      $  34,410      $  40,639
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------
Depreciation Expense:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                               $     793      $   1,046      $   1,364
        Scherer Healthcare, Ltd.  (a)                                         3             74            128
     Waste Management Services Segment                                      816            731            717
     Consumer Healthcare Products Segment                                     1              1              1
     Corporate                                                               65             72             66
                                                                      ---------      ---------      ---------
        Total                                                         $   1,678      $   1,924      $   2,276
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------
Capital Expenditures:
     Medical Device and Surgical/Safety Disposables Segment:
        Marquest Medical Products, Inc.                               $     207      $      66      $     666
        Scherer Healthcare, Ltd.  (a)                                         -             47            268
     Waste Management Services Segment                                      841            626            715
     Consumer Healthcare Products Segment                                     5              -              -
     Corporate                                                                5              -             15
                                                                      ---------      ---------      ---------
        Total                                                         $   1,058      $     739      $   1,664
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------


(a) The assets and businesses of Scherer Healthcare, Ltd. were sold in two separate transactions in October 1995 and October 1996. See Note 5.

(b) Amount includes a nonrecurring charge of $2,000,000 for fiscal year 1995 relating to the write-down of two waste incinerator investments.

(c) Amount includes net assets of discontinued operations of $351,000, $556,000, and $9,000 for fiscal years 1997, 1996, and 1995, respectively. See Note 4.

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

All of Marquest's operations and assets are located in Englewood, Colorado, except for a small amount of inventory at a warehouse facility of one of its European distributors. Marquest markets its products domestically (United States and Canada) and internationally. The international markets primarily include Europe, the Pacific Rim, and Puerto Rico. Export sales accounted for 28%, 26%, and 22% of Marquest's sales for fiscal 1997, 1996, and 1995, respectively. Marquest had one independent distributor who accounted for 18%, 19% and 19% of its sales for fiscal 1997, 1996, and 1995, respectively.

SCHERER HEALTHCARE, LTD
The Company, through a wholly owned subsidiary, was the general partner and 65% owner of Scherer Healthcare, Ltd. ("Scherer, Ltd."), which had been doing business as Custom Medical Products until October 1995. On October 3, 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical Products, Inc. ("Cordis Medical"), a wholly owned subsidiary of Cordis Corporation, for approximately $6,527,000. The assets sold to Cordis Medical were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers. Scherer, Ltd. continued in the business of providing nonwoven disposable industrial apparel and related products to the industrial safety and environment-controlled clean room and scientific markets under the name Protective Disposable Apparel.

On October 29, 1996, Scherer, Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. ("Health-Pak") for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak include accounts receivable, inventory and furniture and fixtures. See Note 5 for further discussion on the transactions with Cordis Medical and Health-Pak.

WASTE MANAGEMENT SERVICES SEGMENT

The Company operates its medical waste management services segment through Bio Systems Partners and Medical Waste Systems, Inc. (collectively, "Bio Systems"). The Company owns a 60% general partnership interest in Bio Systems Partners, and Medical Waste Systems, Inc. is wholly owned by the Company. Bio Systems has developed and implemented a system to manage and to dispose of certain infectious waste from hospitals and medical facilities--primarily injectables and other sharp-edged waste. Bio Systems operates in the metropolitan New York City, Pennsylvania, New Jersey, and New England areas.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company, markets brand name and generic over-the-counter ("OTC") drugs. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. In early fiscal 1997, Scherer Labs discontinued the sale of its one prescription drug due to an impractical increase in the cost to manufacture. Sales of the prescription drug were $12,000 and $24,000 in fiscal 1996 and 1995, respectively. The loss of these sales did not have a material effect on the Company. Scherer Labs had one customer who accounted for 55%, 45% and 45% of its total sales for fiscal 1997, 1996, and 1995, respectively.

Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers in the southwest region of the United States. Accounting and customer service functions are provided by the Company at its corporate headquarters in Atlanta, Georgia, and sales, marketing, purchasing, and relations with suppliers and contractors are performed in Dallas, Texas.

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

Since October 1990, Biofor and Ono Pharmaceutical Company, Ltd. ("Ono") had entered into two research and collaboration agreements pursuant to which they jointly researched compounds. Biofor provided the use of its exclusive M-CADD software and its scientists experienced in using M-CADD, while Ono provided funding and clinical testing of any compounds discovered. The first contract expired in fiscal 1994 and the second expired March 1996. Substantially all of Biofor's revenues since 1990 were derived from these contracts.

Since its inception on June 29, 1986, Biofor had expended over $20 million in cash funding from the Company and affiliates of the Company. In July 1995, after attempts to locate a purchaser for Biofor, Biofor ceased further drug design efforts and concentrated solely on the Ono research contract. When the Ono contract expired in March 1996, Biofor discontinued all operations and the Company abandoned all operations of Biofor.

The abandonment of the operations of Biofor has been accounted for as a discontinued operation, and accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets. Biofor's operating results are also segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

The following results of operations are attributable to the discontinued operations of Biofor:


                                                   1997           1996           1995
                                               ------------   ------------   ------------
Net sales                                      $       -      $    772,000   $    800,000
                                               ------------   ------------   ------------

Research and development expenditures                  -         1,381,000      2,717,000
Nonrecurring charges                                   -              -         2,874,000
Other costs and expenses                            104,000        136,000        743,000
Provision for shutdown costs                           -            50,000           -
Write-down of assets to net realizable value        271,000        125,000           -
                                               ------------   ------------   ------------
                                                    375,000      1,692,000      6,334,000
                                               ------------   ------------   ------------

Loss from discontinued operations              $   (375,000)  $   (920,000)  $ (5,534,000)
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------


The net assets of the discontinued operations of Biofor at March 31, 1997 and 1996 are as follows:


                                                    1997           1996
                                                 ----------     ----------
Assets:
     Property and equipment, net of disposal

          costs (a)                              $  393,000     $  664,000
                                                 ----------     ----------
          Total assets                              393,000        664,000
                                                 ----------     ----------


Liabilities:
     Accounts payable and accrued expenses           17,000         33,000
     Other liabilities                               25,000         25,000
     Estimated shutdown costs                          -            50,000
                                                 ----------     ----------
          Total liabilities                          42,000        108,000
                                                 ----------     ----------

Net assets                                       $  351,000     $  556,000
                                                 ----------     ----------
                                                 ----------     ----------

(a) The remaining property and equipment of Biofor consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment.

In fiscal 1996, the Company wrote down the assets of Biofor to their then-estimated net realizable value and recorded a provision of $50,000 for the estimated shutdown costs. However, the operating costs of Biofor for fiscal 1997 were $104,000 higher than the provision recorded in fiscal 1996 primarily due to the cost to maintain the patents for BF-389 in various countries and the cost for property and liability insurance. The Company intends to sell the remaining assets of Biofor, but it now anticipates that it may take several years (primarily to sell the building) and accordingly, has recorded an additional charge of $271,000 for the write-down of Biofor's assets to their net realizable value. No income taxes or interest expense was allocated to the discontinued operations of Biofor for the fiscal years 1997, 1996 and 1995.

NOTE 5.  SALE OF ASSETS

On October 3, 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical, a wholly owned subsidiary of Cordis Corporation, for $6,527,000. The assets sold were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer, Ltd.'s facility located in Asheville, North Carolina. Scherer, Ltd. received net proceeds, before income taxes, of $4,922,000, and the Company recorded a pretax gain of $2,781,000 in the third quarter of fiscal 1996. Scherer, Ltd. continued in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") under the name Protective Disposable Apparel.

On October 29, 1996, Scherer, Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer, Ltd.'s Industrial Business and included accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable and liabilities related to the Industrial Business. The Company recorded a loss from the transaction of $84,000 in the third quarter of fiscal 1997 primarily due to the write-off of the remaining book value of certain intangible assets.

NOTE 6.  INTANGIBLES AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

Intangibles are being amortized on a straight-line basis over periods ranging from 5 to 30 years. Amortization expense amounted to $99,000, $124,000, and $152,000 in fiscal years 1997, 1996, and 1995, respectively. Accumulated amortization at March 31, 1997 and 1996 was $213,000 and $317,000, respectively.

The cost in excess of net assets acquired ("goodwill") is being amortized on a straight-line basis over a period of 30 years. Amortization expense amounted to $243,000, $380,000, and $249,000 in fiscal years 1997, 1996, and 1995, respectively. Accumulated amortization at March 31, 1997 and 1996 was $1,408,000 and $1,155,000, respectively.

Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances indicate that the remaining estimated useful life of goodwill warrants revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of March 31, 1997, in the opinion of the Company's management, no revision of goodwill is required.

NOTE  7.  BORROWINGS

Debt and obligations at March 31, 1997 and 1996 consisted of the following:


                                                      1997           1996
                                                  -----------    ----------
     Swiss debt principal and accrued
       interest at 9%                            $   347,000    $  397,000
     Note payable to Robert P. Scherer, Jr.,
       due fiscal 2002, prime plus
       1.50%, 9.75% at March 31, 1997                700,000        700,000
     Note payable to bank, due through
       fiscal 2000; variable interest rate,
       8.375% at March 31, 1997                      883,000        975,000
     Obligations under line of credit
       arrangement, prime plus 2.25%                 125,000           -
     Note payable, due through fiscal 2002,
       prime rate, 8.25% at March 31, 1997         1,958,000           -
     Obligations under capital leases,
       due in varying installments
       through fiscal 2002                         1,179,000      1,290,000
     Swiss notes payable due fiscal 1999 at 8%     2,851,000      2,896,000
     Other long-term debt                               -            14,000
                                                  -----------     ----------
                                                   8,043,000      6,272,000
     Less current maturities                      (1,397,000)      (981,000)
                                                  -----------     ----------
     Long-term debt                              $ 6,646,000    $ 5,291,000
                                                  -----------     ----------
                                                  -----------     ----------

The following is a summary of the future maturities of the obligations and notes payable:

              Year ended March 31:
                     1998                  $  1,397,000
                     1999                     3,703,000
                     2000                     1,368,000
                     2001                       562,000
                     2002                     1,013,000
                                            -----------
                                           $  8,043,000
                                            -----------
                                            -----------

In June 1995, the Company terminated a $3,200,000 line of credit arrangement it had with a bank which was collateralized by $3,200,000 of investments. Borrowings under the line of credit were repaid with the investments that collateralized the line.

In fiscal 1997, Marquest entered into a line of credit arrangement with Norwest Business Credit, Inc. which is secured by its trade accounts receivable. The maximum available under the line of credit is $2,000,000, subject to certain restrictions. At March 31, 1997, Marquest had an available borrowing limit of approximately $1,400,000 of which $125,000 had been borrowed.

Substantially all of the assets of Marquest (approximately $13,424,000) are collateral on approximately $5,442,000 of the above noted debt obligations.

NOTE  8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Office space, warehouse facilities, transportation equipment, and office equipment are leased under noncancelable operating leases expiring at various dates through 2003. Total rental expense, net of sublease income, included in the consolidated statements of operations was approximately $820,000, $943,000, and $1,110,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

The following is a summary of future minimum lease payments required under operating leases having noncancelable lease terms in excess of one year:

              Year ended March 31:
                     1998                   $   919,000
                     1999                       397,000
                     2000                       278,000
                     2001                       196,000
                     2002                       172,000
                     Thereafter                 129,000
                                             -----------
                                              2,091,000
              Minimum sublease income          (300,000)
                                             -----------
                                            $ 1,791,000
                                             -----------
                                             -----------

LEGAL PROCEEDINGS

A products liability action was filed against Marquest in California in 1990 which was defended and settled during the trial by its insurance company. Under the insurance policy, Marquest may have been responsible for a $250,000 self insured retention plus the cost of defense. Marquest claimed that the insurance company mishandled the lawsuit and declined to pay. Marquest was sued by the insurance company in District Court, Arapahoe County, Colorado in February 1994 alleging damages of up to $540,000. In May 1996, Marquest entered into a settlement agreement with the insurance company pursuant to which Marquest paid the insurance company $170,000.

On April 9, 1997, Tri-Anim Health Services ("THS"), Marquest's largest domestic dealer, filed a complaint against Marquest and VSI in the Superior Court of the State of California for the County of Los Angeles alleging that Marquest had breached a Confidentiality Agreement between THS and Marquest. Marquest filed a motion to move the California action to federal district court and filed a motion to compel arbitration of all issues in Colorado. Marquest intends to vigorously contest THS' suit against Marquest.

On March 24, 1997, Chesapeake Medical, Inc. and Chesapeake Breathing Services, Inc. (collectively referred to as "Chesapeake"), two of Marquest's distributors, filed a lawsuit against Marquest and VSI in the United States District Court for the District of New Jersey, alleging that Marquest terminated the Dealer Agreement between Marquest and Chesapeake in a commercially unreasonable manner and that Marquest disclosed confidential information. Marquest is vigorously contesting this matter.

Marquest believes that its position in the preceding two matters is meritorious, but Marquest is unable to predict the outcome of either lawsuit or whether other lawsuits will be filed by other dealers as a result of their termination. (See
Note 2)

Terumo K.K. ("Terumo"), a competitor of Marquest, filed a complaint in September 1996 in the Tokyo District Court against Chiron K.K. ("Chiron"), Marquest's distributor of arterial blood gas samplers in Japan, alleging that the blood samplers infringe upon a Japanese patent owned by Terumo. The complaint does not name Marquest; however, Marquest has agreed to pay the cost of Chiron's defense and to indemnify Chiron from Terumo's claim. Terumo is requesting an injunction against Chiron from importing and selling blood samplers as well as 137,000,000 yen (approximately $1,100,000 as of March 31, 1997) for damages with regard to Chiron's sale of blood samplers from January 1993 through December 1995. Terumo may increase the damages requested from 1996 to the present. Due to the preliminary nature of this litigation, Marquest cannot predict the Court's opinion or the impact, if any, on Marquest's market for blood gas samplers in Japan.

The Company, through a subsidiary, owns a 60% partnership interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to summary judgment granted in a civil action filed in the United States District Court for the Eastern District of New York in March 1994, the Company's subsidiary is required to purchase the minority partner's 40% equity interest valued as of November 30, 1993. Pursuant to the partnership agreement, the Company's subsidiary and the minority partner performed separate appraisals of the minority interest. The separate appraisals were not consistent; therefore, a third appraiser, selected by the partners, has been retained to review each of the valuations and determine the final valuation and purchase price. Recently, the District Court rejected the minority partner's request for prejudgement interest on the final valuation.

The Company is subject to other legal proceedings and claims that arise in the
ordinary course of business.   Although the outcome of such proceedings and
claims, including the cases above, cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's consolidated operations or financial position.

NOTE  9.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has three stock option plans and a long-term incentive plan. Options may be exercised at a rate ranging from 20% to 33% per year and expire after eight years. At March 31, 1997, the maximum shares available under these plans for future grants were 1,859,200. The price of options granted to date has generally been at the fair market value of the shares on date of grant.

A summary of changes in outstanding options is as follows:

                                                                    Weighted
                                                    Shares           Average
                                                    Subject         Price per
                                                   to Option          Share
                                                   ----------      -----------

     Balance at March 31, 1994                       199,800       $  14.07
         Options granted                             241,000          10.34
         Options exercised                              -
         Options canceled and expired                   -

                                                   ---------      ---------

     Balance at March 31, 1995                       440,800          12.03
         Options granted                                -
         Options exercised                              -

         Options canceled and expired               (311,000)         10.77
                                                   ---------      ---------

     Balance at March 31, 1996                       129,800          15.05
         Options granted                                -
         Options exercised                              -

         Options canceled and expired                   -
                                                   ---------      ---------

     Balance at March 31, 1997                       129,800       $  15.05
                                                   ---------      ---------
                                                   ---------      ---------


     Options exercisable at March 31, 1997           113,800
                                                   ---------
                                                   ---------

Of the 129,800 options outstanding at March 31, 1997, 99,800 have exercise prices between $12.50 and $14.30, with a weighted average exercise price of $13.09 and a weighted average remaining contractual life of four years. All of these options are exercisable as of March 31, 1997. The remaining 30,000 options have exercise prices between $20.50 and $26.88, with a weighted average exercise price of $21.56 and a weighted average remaining contractual life of
6.7 years.  Of these options, 14,000 are exercisable as of March 31, 1997.

CONVERTIBLE PREFERRED STOCK

As part of the Marquest acquisition in fiscal 1994, the Company issued 43,516 shares of its 5% Convertible Preferred Stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds (see Note 2). The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's Common Stock. At March 31, 1997 and 1996, the Company had 23,541 and 28,885, respectively, shares of the Preferred Stock outstanding which were convertible into approximately 104,260 and 127,917, respectively, shares of the Company's Common Stock.

NOTE  10. RETIREMENT PLAN

A contributory 401(k) salary reduction plan (the "Plan") covers all nonunion employees, and union employees in a few states, who are 21 years of age or older and have been employed at least one year. Prior to April 1, 1995, an eligible employee could elect to contribute up to 3% of their compensation and the Company was required to make a matching contribution equal to 200% of employee contributions for all Plan participants still employed on the last day of the Plan year. Effective April 1, 1995, an eligible employee may elect to contribute from 2% up to 10% of their compensation and the Company may make a matching contribution, at its discretion, equal to a set percentage of employee contributions for all Plan participants still employed on the last day of the Plan year. The amount of employee contributions to which the match percentage is applied is limited to 6% of an employee's compensation. For fiscal 1997, the Company made a matching contribution equal to 100% of employee contributions up to the maximum of 6% of employee compensation. Company contributions were approximately $120,000, $108,000, and $200,000 for fiscal years 1997, 1996, and
1995, respectively.

NOTE 11.  INCOME TAXES

In fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which required the use of the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

As of March 31, the Company's net deferred tax assets consisted of the following:


                                                         1997          1996
                                                     -----------   ------------
          Deferred tax assets:
               Accrued expenses                      $  560,000    $  829,000
               Partnership losses                       601,000       577,000
               Capital Losses                           896,000       971,000
               Net operating loss carryforwards       7,058,000     6,912,000

               Other                                    233,000       174,000
                                                     ----------    ----------
                    Total deferred tax assets         9,348,000     9,463,000
                                                     ----------    ----------
          Deferred tax liabilities:
               Depreciation                            (512,000)     (585,000)
               Other                                       -         (123,000)
                                                     ----------    ----------
                    Total deferred tax liabilities     (512,000)     (708,000)
                                                     ----------    ----------
               Valuation allowance                   (8,507,000)   (8,426,000)
                                                     ----------    ----------
          Net deferred tax assets                    $  329,000    $  329,000
                                                     ----------    ----------
                                                     ----------    ----------

A reconciliation of the income tax provision (benefit) from continuing operations at the federal statutory rates to the actual tax provision (benefit) from continuing operations follows:


                                                          1997              1996                 1995
                                                       ----------       ------------        --------------
     Computed statutory amount                           $ 41,000         $ 1,093,000        $ (1,644,000)
     Increase (decrease) in taxes resulting from:
        State income taxes, net of federal income
          tax benefit                                       9,000             129,000            (193,000)
        Minority interest in net income (loss) of
          subsidiaries                                   (136,000)              2,000            (732,000)
        Amortization of goodwill                           90,000             142,000              92,000
        IRS settlement                                        -               697,000                -
        Net federal and state tax refunds                     -              (150,000)           (320,000)
        Net change in valuation allowance                  81,000          (1,172,000)          2,249,000
        Other, net                                        (79,000)           (193,000)            351,000
                                                         ---------        -----------        ------------
     Provision (benefit) for income taxes                $  6,000         $   548,000        $   (197,000)
                                                         ---------        -----------        ------------
                                                         ---------        -----------        ------------


Components of the provision (benefit) for income taxes are as follows:


                                                            1997              1996                1995
                                                         ---------         -----------        ------------
     Current taxes:
        Federal                                          $    -            $  612,000         $  (126,000)
        State                                               6,000             (64,000)           (192,000)
                                                         ---------         -----------        ------------
                                                            6,000             548,000            (318,000)

     Deferred taxes                                           -                   -               121,000
                                                         ---------         -----------        ------------
     Provision (benefit) for income taxes                $  6,000          $  548,000         $  (197,000)
                                                         ---------         -----------        ------------
                                                         ---------         -----------        ------------

At March 31, 1997, the Company, excluding Marquest, has regular tax loss carryforwards of approximately $4,670,000 expiring in varying dates through 2011. Marquest, which files a separate consolidated tax return, has tax loss carryforwards of approximately $14,200,000 which expire at varying dates through 2011 and are limited as to their use. Marquest also has capital loss carryforwards of approximately $2,400,000 which expire at varying dates through 1998. Due to the transactions discussed in Note 2, the future benefits associated with the utilization of Marquest's tax loss carryforwards may be substantially limited. Capital losses can be utilized to the extent Marquest generates capital gains in the future.

The Company has determined, based upon its recent earnings history, that asset valuation allowances of $8,507,000 and $8,426,000 should be established against its deferred tax assets as of March 31, 1997 and 1996.

During fiscal 1994, Marquest received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the FDA. The Internal Revenue Service ("IRS") completed an audit in July 1994 and determined that the losses could not be carried back and issued an assessment to Marquest for the taxes plus interest. In fiscal 1996, Marquest settled additional tax issues related to audits by the IRS for fiscal years 1982-1988. Marquest recorded $697,000 of additional taxes and interest. Marquest negotiated a repayment plan whereby Marquest paid $400,000 in June 1995 and the remaining liability for taxes, interest and penalties of approximately $970,000 at March 30, 1996 will be repaid in monthly installments of $40,000. The IRS has placed a lien on Marquest's facility in Englewood, Colorado to secure payment of the taxes.

NOTE 12.  RELATED-PARTY TRANSACTIONS

Prior to fiscal 1996, Scherer Capital Company L.L.C. ("Scherer Cap") and Scherer Scientific, Ltd. ("Scherer Sci"), entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries, the proceeds of which were used for working capital and business and equipment acquisitions. The Affiliate Loans were payable on demand and bore interest at prime rate plus 1%. The balance of the Affiliate Loans was approximately $2,286,000 at March 31, 1996.

In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans (the Company had repaid all amounts owed to Scherer Sci) into a promissory note (the "Original Note") to be repaid in monthly installments of principal and interest over a five-year term with a maturity date of December 1, 2001. The Original Note was collateralized by 2,432,251 shares of Marquest Common Stock owned by the Company, had a fixed monthly payment of $44,437, except for the last payment, and bore interest at
prime rate plus 1%, adjusted quarterly.    In connection with the dissolution of
Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children, who are not affiliated with the Company, of Robert P. Scherer, Jr. who is Chairman of the Board and Chief Executive Officer of the Company and Marquest and is the majority stockholder of the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, in the Amended Note. The monthly payment in the Amended
Note is fixed at $43,408, except for the last payment which will be for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001. The term and collateral remained the same in the Amended Note as in the Original Note. The Company has reported the $50,000 of debt forgiveness as an equity transaction due to the common control at the time between the respective parties.

In March 1996, Marquest and Scherer Cap entered into a loan and security agreement (the "Loan Agreement") from which Marquest borrowed $700,000 to repay $700,000 that it borrowed from Scherer Cap in December 1995 for working capital purposes. The Loan Agreement contemplated the possibility of additional borrowings of $800,000. Borrowings under the Loan Agreement are represented by convertible notes due April 1, 2001 (the "Scherer Cap Notes"), bear interest at prime rate plus 1.5%, and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of March 31, 1997, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes and the interest rate was 9.75%. Additionally, in March 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000. In connection with its dissolution in March 1997, Scherer Cap assigned the Loan Agreement and the Scherer Cap Notes, and transferred 1,546,392 shares of the Marquest Common Stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest Common Stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. Mr. Scherer, Jr. is entitled to vote the shares held in the voting trust.

Effective October 1, 1995, Scherer Sci charged the Company an allocated portion of the salary of a certain executive officer of the Company who was an employee of Scherer Sci and not the Company. The executive officer provided the Company with administrative and operations management. In connection with the dissolution of Scherer Sci in March 1997, the executive officer became an employee of the Company.

During the first quarter of fiscal 1996 and prior periods, Scherer Sci provided to the Company and its subsidiaries administrative, accounting, management oversight and payroll services (collectively, the "Administrative Services"). Effective July 1, 1995, Scherer Sci and the Company terminated the Administrative Services arrangement and certain employees of Scherer Sci became employees of the Company. As a result, the Company currently provides its own administrative, accounting, management and payroll services.

The Company was charged the following fees by the above affiliates:

                                           1997           1996           1995
                                         --------       --------      ---------

      Management fees                    $    -         $150,000      $ 610,000
      Accounting services and
       administrative management           70,000         43,000         78,000
      Interest expense                    245,000        539,000        544,000
                                         --------       --------     ----------
        Total                            $315,000       $732,000     $1,232,000
                                         --------       --------     ----------
                                         --------       --------     ----------

Until March 1995, Scherer Labs utilized the inventory receiving, warehousing and distribution, customer service, and invoicing services of an entity controlled by certain former officers of the Company and 25% owned by the majority shareholder of the Company. The fees charged for these services were $104,000 in fiscal 1995.

NOTE 13.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Years Ended March 31
                                          -------------------------------------
                                             1997         1996          1995
                                         -----------  -----------  ------------
NONCASH INVESTING AND FINANCING
     TRANSACTIONS:

      Restructure of demand loan from
       an affiliate into a promissory
       note, net of debt forgiveness    $ 2,078,000   $        -    $      -
                                         -----------  -----------    -----------
                                         -----------  -----------    -----------
      Conversion of notes from
       Marquest to Marquest Common
       Stock                                  -       $ 2,715,000   $ 2,500,000
                                         -----------  -----------    -----------
                                         -----------  -----------    -----------
Supplemental information:

Interest paid during the year            $  682,000   $ 1,395,000    $  935,000
Income taxes paid (refunded) during
 the year                                   451,000       471,000    (1,149,000)

                                     SCHEDULE  I

                               SCHERER HEALTHCARE, INC.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                    BALANCE SHEETS
                               MARCH 31, 1997 AND 1996

                                        ASSETS

                                                    1997             1996
                                                -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents                 $  3,225,000      $  1,987,000
     Accounts and notes receivable                2,870,000         3,389,000
     Receivable from Marquest                        25,000            43,000
     Inventories                                    170,000           542,000
     Other current assets                            66,000           158,000
                                                -------------    -------------

          Total current assets                    6,356,000         6,119,000
                                                -------------    -------------

PROPERTY AND EQUIPMENT, net                       3,737,000         3,548,000
                                                -------------    -------------

INVESTMENT IN MARQUEST                            6,491,000         6,882,000
GOODWILL AND OTHER INTANGIBLES, net               2,676,000         2,926,000
OTHER ASSETS                                      2,057,000         2,347,000
                                                -------------    -------------

                                               $ 21,317,000      $ 21,822,000
                                                -------------    -------------
                                                -------------    -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $  2,372,000      $  2,423,000
     Payable to affiliates                             -            2,280,000
     Current maturities of debt obligations         555,000           178,000
     Other current liabilities                       57,000            49,000
                                                -------------    -------------

          Total current liabilities               2,984,000         4,930,000
                                                -------------    -------------

LONG-TERM DEBT, net of current maturities         2,046,000              -
OTHER LIABILITIES                                   325,000           718,000

STOCKHOLDERS' EQUITY                             15,962,000        16,174,000
                                                -------------    -------------

                                               $ 21,317,000      $ 21,822,000
                                                -------------    -------------
                                                -------------    -------------


The notes to consolidated financial statements are an integral part of these condensed balance sheets.

This schedule presents Scherer Healthcare, Inc. and subsidiaries consolidated except for its Marquest subsidiary. Marquest's assets are restricted as to their distribution to the Company.

                                      SCHEDULE I

                               SCHERER HEALTHCARE, INC.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED MARCH 31,


                                                                      1997            1996            1995
                                                                 --------------- ---------------  -------------
NET SALES                                                        $  14,181,000   $  19,413,000    $22,226,000
                                                                 --------------- ---------------  -------------
COSTS AND EXPENSES
      Costs of goods sold                                            8,675,000      13,234,000     16,343,000
      Selling, general and administrative                            5,365,000       6,662,000      7,385,000
      Nonrecurring charges                                                -               -         2,000,000
                                                                 --------------- ---------------  -------------
           Total costs and expenses                                 14,040,000      19,896,000     25,728,000

OPERATING INCOME (LOSS)                                                141,000        (483,000)    (3,502,000)

OTHER INCOME, net
      (Loss) Gain on sale of assets                                    (84,000)      2,781,000           -
      Other, net                                                       303,000         265,000         67,000
                                                                 --------------- ---------------  -------------
           Total other income, net                                     219,000       3,046,000         67,000
                                                                 --------------- ---------------  -------------

Income (loss) from continuing operations before net loss from
     unconsolidated subsidiary and income taxes                        360,000       2,563,000     (3,435,000)
Net loss from unconsolidated subsidiary                               (240,000)        (45,000)    (1,399,000)
                                                                 --------------- ---------------  -------------

Income (loss) from continuing operations                               120,000       2,518,000     (4,834,000)
(Provision) benefit for income taxes                                    (6,000)        150,000        197,000
                                                                 --------------- ---------------  -------------

Income (loss) from continuing operations                               114,000       2,668,000     (4,637,000)
Loss from discontinued operations                                     (375,000)       (920,000)    (5,534,000)
                                                                 --------------- ---------------  -------------

NET (LOSS) INCOME                                                $    (261,000)  $   1,748,000   $(10,171,000)
                                                                 --------------- ---------------  -------------
                                                                 --------------- ---------------  -------------


The notes to consolidated financial statements are an integral part of these condensed statements of operations.

This schedule presents Scherer Healthcare, Inc. and subsidiaries consolidated except for its Marquest subsidiary. Marquest's assets are restricted as to their distribution to the Company.

                                      SCHEDULE I

                               SCHERER HEALTHCARE, INC.

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31,


                                                                      1997            1996            1995
                                                                 --------------- ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                             $  (261,000)   $  1,748,000   $(10,171,000)
     Adjustments to reconcile net (loss) income to net cash
          provided by (used for) operating activities:
            Depreciation and amortization                              985,000       1,178,000      1,295,000
            Nonrecurring charges                                          -               -         2,000,000
            Net loss from unconsolidated subsidiary                    240,000          45,000      1,399,000
            Loss (gain) on sale of assets                               84,000      (2,781,000)          -
            Loss from discontinued operations                          375,000         920,000      5,534,000
            Other, net                                                  25,000         139,000       (224,000)
      Changes in operating assets and liabilities, net                 555,000         652,000        611,000
                                                                 --------------- ---------------  -------------
      Net cash provided by operating activities of
           continuing operations                                     2,003,000       1,901,000        444,000
      Net operating activities of discontinued operations             (170,000)     (1,564,000)    (2,105,000)
                                                                 --------------- ---------------  -------------
      Net cash provided by (used for) operating activities           1,833,000         337,000     (1,661,000)
                                                                 --------------- ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net                         (852,000)       (605,000)    (1,107,000)
     Proceeds from sale of assets                                      254,000       4,922,000           -
     Investment in Marquest                                               -               -            (6,000)
     Decrease in notes receivable                                      170,000         648,000        389,000
     Decrease (increase) in investments                                   -          3,232,000       (232,000)
     Other investing activities, net                                   (59,000)         82,000           -
                                                                 --------------- ---------------  -------------
          Net cash (used for) provided by investing activities        (487,000)      8,279,000       (956,000)
                                                                 --------------- ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayments of) borrowings                      105,000      (2,019,000)      (913,000)
     (Repayments to) advances from affiliates                         (213,000)     (5,321,000)     2,356,000
                                                                 --------------- ---------------  -------------
          Net cash (used for) provided by financing activities        (108,000)     (7,340,000)     1,443,000
                                                                 --------------- ---------------  -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                  1,238,000       1,276,000     (1,174,000)


CASH AND CASH EQUIVALENTS, beginning of year                         1,987,000         711,000      1,885,000
                                                                 --------------- ---------------  -------------

CASH AND CASH EQUIVALENTS, end of year                            $  3,225,000    $  1,987,000     $  711,000
                                                                 --------------- ---------------  -------------
                                                                 --------------- ---------------  -------------


The notes to consolidated financial statements are an integral part of these condensed statements of cash flows.

This schedule presents Scherer Healthcare, Inc. and subsidiaries consolidated except for its Marquest subsidiary. Marquest's assets are restricted as to their distributions to the Company.

                                     SCHEDULE II

                               SCHERER HEALTHCARE, INC.

                          VALUATION AND QUALIFYING ACCOUNTS

                           THREE YEARS ENDED MARCH 31, 1997





                                                          Additions
                                                ----------------------------
           Col. A                    Col. B         Col. C        Col. D         Col. E          Col. F
--------------------------------  ------------  --------------  ------------  --------------  ------------
                                     Balance     Charged to       Charged                       Balance
                                    Beginning     Costs and       to Other                      at End
          Description               of Year        Expenses       Accounts     Deductions       of Year
--------------------------------  ------------  --------------  ------------  --------------  ------------
1997:
Allowance for doubtful accounts   $  243,000    $   125,000          -        $  79,000(a)    $  289,000
                                  ------------  --------------  ------------  --------------  ------------
                                  ------------  --------------  ------------  --------------  ------------

1996:
Allowance for doubtful accounts   $  228,000    $   112,000          -        $  97,000(a)    $  243,000
                                  ------------  --------------  ------------  --------------  ------------
                                  ------------  --------------  ------------  --------------  ------------

1995:
Allowance for doubtful accounts   $  216,000    $    86,000          -        $ 74,000 (a)    $  228,000
                                  ------------  --------------  ------------  --------------  ------------
                                  ------------  --------------  ------------  --------------  ------------


(a) Accounts written off, net of recoveries.