Form 10-K/A
period 1997-03-31
SCHERER HEALTHCARE INC
filed 1997-06-26
CIK 703598

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ----------------

                                     FORM 10-K/A-1


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

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATING ACTIVITIES. The Company's (excluding Marquest which is described below) cash provided by operating activities from continuing operations decreased to approximately $1,924,000 in fiscal 1997 from approximately $2,123,000 in fiscal 1996. This slight decrease in cash provided from continuing operations can be attributed to the collection in fiscal 1996 of the remaining accounts receivable associated with the Medical Business of Scherer Ltd. which was sold in October 1995. Pursuant to the terms of the sale agreement, Scherer, Ltd. retained all accounts receivable associated with the Medical Business, of which approximately $1,360,000 was collected at the closing of and subsequent to the transaction. This was partially offset by improvements, primarily due to timing, in the collection of accounts receivable at Bio Systems and Scherer Labs of $187,000 and $75,000, respectively, in fiscal 1997 compared to fiscal 1996. Additionally, due to the timing of payments, the Company's accounts payable and accrued expenses increased approximately $725,000 in fiscal 1997 compared to fiscal 1996.

Discontinuing the operations of Biofor has significantly improved the cash flow of the Company. The net cash used by Biofor's operations was approximately $170,000 in fiscal 1997 compared to approximately $1,564,000 in fiscal 1996.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES. The Company's (excluding Marquest which is described below) investing activities provided cash of approximately $8,279,000 in fiscal 1996 compared to a use of cash from investing activities of approximately $487,000 in fiscal 1997. In fiscal 1996, the Company used $2,989,000 of its $3,200,000 in cash investments to pay off the then remaining balance of $2,989,000 on a line of credit arrangement it had with Trust Company Bank (now SunTrust Bank) because the Company determined that the credit line did not provide any net financial leverage. Prior to its termination, the credit line was fully collateralized by the cash investments. The Company received approximately $4,922,000 in net proceeds from the sale of assets associated with the Medical Business of Scherer Ltd. in fiscal 1996. In fiscal 1997, the Company received $254,000 in net proceeds from the sale of Scherer Ltd.'s Industrial Business. Additionally, Bio Systems increased its capital expenditures by approximately $219,000 in fiscal 1997 compared to fiscal 1996 primarily due to the purchase of new trucks used to transport medical waste.

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

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 1997.

                                       SCHERER HEALTHCARE, INC.


                                  By:  /s/Robert P. Scherer, Jr.
                                       -------------------------
                                       Robert P. Scherer, Jr.
                                       Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 1997.

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

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure.
SFAS No. 123 is only applicable to stock options granted in fiscal years beginning after December 15, 1994. The Company did not grant any stock options during fiscal years 1996 and 1997 (see Note 9); therefore, the accounting disclosures, as required by SFAS No. 123, are not applicable to the Company's outstanding stock options.

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

NOTE  7.  BORROWINGS

Debt and obligations at March 31, 1997 and 1996 consisted of the following:


                                                      1997           1996
                                                  -----------    ----------
     Swiss debt principal and accrued
       interest at 9%                            $   347,000    $  397,000
     Note payable to Robert P. Scherer, Jr.,
       due fiscal 2002, prime plus
       1.50%, 9.75% at March 31, 1997                700,000        700,000
     Note payable to bank, due through
       fiscal 2000; variable interest rate,
       8.375% at March 31, 1997                      883,000        975,000
     Obligations under line of credit
       arrangement, prime plus 2.25%                 125,000           -
     Note payable (a), due through fiscal 2002,
       prime rate, 8.25% at March 31, 1997         1,958,000           -
     Obligations under capital leases,
       due in varying installments
       through fiscal 2002                         1,179,000      1,290,000
     Swiss notes payable due fiscal 1999 at 8%     2,851,000      2,896,000
     Other long-term debt                               -            14,000
                                                  -----------     ----------
                                                   8,043,000      6,272,000
     Less current maturities                      (1,397,000)      (981,000)
                                                  -----------     ----------
     Long-term debt                              $ 6,646,000    $ 5,291,000
                                                  -----------     ----------
                                                  -----------     ----------

     (a) The note is payable to the four adult children of Robert P. Scherer, Jr., who is the Chairman of the Board and Chief Executive Officer of the Company and Marquest and is the majority stockholder of the Company (see Note 12).

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

In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans (the Company had repaid all amounts owed to Scherer Sci) into a promissory note (the "Original Note") to be repaid in monthly installments of principal and interest over a five-year term with a maturity date of December 1, 2001. The Original Note was collateralized by 2,432,251 shares of Marquest Common Stock owned by the Company, had a fixed monthly payment of $44,437, except for the last payment, and bore interest at
prime rate plus 1%, adjusted quarterly.    In connection with the dissolution of
Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children, who are not affiliated with the Company, of Robert P. Scherer, Jr. who is Chairman of the Board and Chief Executive Officer of the Company and Marquest and is the majority stockholder of the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, in the Amended Note. The monthly payment in the Amended
Note is fixed at $43,408, except for the last payment which will be for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001. The term and collateral remained the same in the Amended Note as in the Original Note. As of March 31, 1997, the balance of the Amended
Note was approximately $1,958,000 and the interest rate was 8.25% The Company has reported the $50,000 of debt forgiveness as an equity transaction due to the common control at the time between the respective parties.

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