Form 10-Q
period 1997-06-30
SCHERER HEALTHCARE INC
filed 1997-08-19
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -------------------
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

                           Commission File No. 0-10552

                             -------------------

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

                                  YES X   NO
                                     ---
Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:



                     CLASS                  OUTSTANDING AS OF JULY 29, 1997
          -----------------------------  ------------------------------------
          Common Stock, $0.01 par value               4,314,223

                            SCHERER HEALTHCARE, INC.

                        Quarterly Report on Form 10-Q
                     For the Quarter Ended June 30, 1997

                              TABLE OF CONTENTS


ITEM                                                                      PAGE
NUMBER    PART I. FINANCIAL INFORMATION                                  NUMBER
------                                                                 --------
1          Financial Statements:

           Condensed Consolidated Balance
           Sheets as of June 30, 1997 and
           March 31, 1997................................................  3

           Condensed Consolidated Statements
           of Operations for the Three Months
           Ended June 30, 1997 and 1996..................................  5

           Condensed Consolidated Statements
           of Cash Flows for the Three Months
           Ended June 30, 1997 and 1996..................................  6

           Notes to Condensed Consolidated
           Financial Statements..........................................  7

2          Management's Discussion and  Analysis
           of Financial Condition and Results
           of Operations................................................. 10

                         PART II. OTHER INFORMATION

6          Exhibits and Reports on Form 8-K.............................. 15

           SIGNATURES.................................................... 16

           Index to Exhibits............................................. 17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                              (See Note 5)

                                ASSETS

                                                  JUNE 30, 1997  MARCH 31, 1997
                                                  -------------  --------------
CURRENT ASSETS
 Cash and cash equivalents......................... $ 3,483,000   $ 3,237,000
 Accounts receivable, less allowance for doubtful
  accounts of $380,000 and $289,000, respectively..   5,970,000     6,087,000
 Current maturities of notes receivable............     257,000       223,000
 Inventories.......................................   3,301,000     3,453,000
 Prepaid and other.................................     319,000       218,000
                                                    -------------  ------------
   Total current assets............................  13,330,000    13,218,000
                                                    -------------  ------------
PROPERTY AND EQUIPMENT.............................  16,752,000    16,792,000
 Less accumulated depreciation.....................  (6,911,000)   (6,586,000)
                                                    -------------  ------------
 Net property and equipment........................   9,841,000    10,206,000
                                                    -------------  ------------

OTHER ASSETS
 Cost in excess of net assets acquired, net........   6,339,000     6,404,000
 Other investments, at cost........................     650,000       650,000
 Notes receivable, less current portion............     338,000       371,000
 Intangibles.......................................     307,000       309,000
 Deferred income taxes.............................     329,000       329,000
 Other.............................................     390,000       356,000
 Net assets of discontinued operations.............     375,000       351,000
                                                    -------------  ------------
   Total other assets..............................   8,728,000     8,770,000
                                                    -------------  ------------

TOTAL ASSETS....................................... $31,899,000   $32,194,000
                                                    ------------- -------------
                                                    ------------- -------------

            See notes to condensed consolidated financial statements.

                         SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                               (See Note 5)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 JUNE 30, 1997  MARCH 31, 1997
                                                --------------  ---------------
CURRENT LIABILITIES
 Accounts payable.............................  $ 2,092,000     $ 1,808,000
 Accrued expenses.............................    3,430,000       4,107,000
 Line of credit and current maturities of
  debt obligations............................    1,233,000       1,397,000
 Other........................................       93,000          57,000
                                                -----------     -----------
   Total current liabilities..................    6,848,000       7,369,000
                                                -----------     -----------

LONG-TERM DEBT
 Note payable to affiliate....................      700,000         700,000
 Notes, obligations, and other, net of
  current maturities..........................    5,628,000       5,946,000
                                                -----------     -----------
   Total long-term debt.......................    6,328,000       6,646,000
                                                -----------     -----------

OTHER LIABILITIES.............................      320,000         325,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY
AND PARTNERSHIPS..............................    2,010,000        1,891,000

STOCKHOLDERS' EQUITY
 Convertible preferred stock--$.01 par value,
  2,000,000 shares authorized;
  23,541 shares issued and outstanding........           --               --
 Common stock--$.01 par value,
  12,000,000 shares authorized;
  4,693,585 shares issued;
  4,314,223 shares outstanding................       47,000           47,000
 Capital in excess of par value...............   22,366,000       22,366,000
 Accumulated deficit..........................   (2,987,000)     (3,417,000)
 Less treasury stock, at cost.................   (3,033,000)     (3,033,000)
                                                -----------      -----------
   Total stockholders' equity.................   16,393,000      15,963,000
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....  $31,899,000      $32,194,000
                                                -----------      -----------
                                                -----------      -----------

          See notes to condensed consolidated financial statements.
                                       4

                            SCHERER HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                 (See Note 5)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            --------------------------
                                                                                 1997          1996
                                                                            ------------  ------------
NET SALES.................................................................  $  8,775,000  $  9,059,000
                                                                            ------------  ------------
COSTS AND EXPENSES
  Cost of goods sold......................................................     5,364,000     6,158,000
  Selling, general, and administrative....................................     2,599,000     2,932,000
  Research and development................................................        63,000        43,000
                                                                            ------------  ------------
   Total costs and expenses...............................................     8,026,000     9,133,000
                                                                            ------------  ------------
OPERATING INCOME (LOSS)...................................................       749,000       (74,000)
OTHER INCOME (EXPENSE)
  Interest income.........................................................        54,000        65,000
  Interest expense........................................................      (222,000)     (230,000)
  Other, net..............................................................      (125,000)       20,000
                                                                            ------------  ------------
   Total other income (expense)...........................................      (293,000)     (145,000)
                                                                            ------------  ------------
Income (loss) from continuing operations before minority
  interest and income taxes...............................................       456,000      (219,000)
Minority interest in net (income) loss of subsidiary and partnerships.....       (37,000)      216,000
                                                                            ------------  ------------
Income (loss) from continuing operations before income taxes..............       419,000        (3,000)
Benefit (provision) for income taxes......................................        11,000       (11,000)
                                                                            ------------  ------------
Income (loss) from continuing operations..................................       430,000       (14,000)
                                                                            ------------  ------------
NET INCOME (LOSS).........................................................  $    430,000  $    (14,000)
                                                                            ------------  ------------
                                                                            ------------  ------------
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations................................  $       0.10  $    --
                                                                            ------------  ------------
NET INCOME (LOSS) PER COMMON SHARE........................................  $       0.10  $    --
                                                                            ------------  ------------
                                                                            ------------  ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................................     4,418,483     4,290,745
                                                                            ------------  ------------
                                                                            ------------  ------------

            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (See Note 5)

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        -------------------------
                                                                                            1997         1996
                                                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................................................................  $    430,000     $(14,000)
 Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
  Depreciation and amortization.......................................................       464,000      366,000
  Minority interest...................................................................       118,000     (202,000)
  Other noncash charges and credits, net..............................................       100,000       (2,000)
 Changes in operating assets and liabilities:
  Accounts receivable, net............................................................        25,000      651,000
  Inventories.........................................................................       152,000     (246,000)
  Prepaid and other...................................................................      (101,000)     (10,000)
  Accounts payable and accrued expenses...............................................      (356,000)  (1,027,000)
  Other liabilities...................................................................        (6,000)      (5,000)
                                                                                        ------------  -----------
 Net cash provided by (used for) operating activities of continuing operations........       826,000     (489,000)
                                                                                        ------------  -----------
 Net operating activities of discontinued operations..................................       (24,000)     (43,000)
                                                                                        ------------  -----------
 Net cash provided by (used for) operating activities.................................       802,000     (532,000)
                                                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net.............................................      (283,000)    (247,000)
 Proceeds from sale of assets.........................................................       261,000      --
 Decrease in notes receivable.........................................................       --           145,000
 Other investing activities, net......................................................       (51,000)     (89,000)
                                                                                        ------------  -----------
Net cash used for investing activities................................................       (73,000)    (191,000)
                                                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net (repayment of) proceeds from borrowings..........................................      (483,000)       5,000
 Net repayments to affiliated companies...............................................       --          (127,000)
                                                                                        ------------  -----------
Net cash used for financing activities................................................      (483,000)    (122,000)
                                                                                        ------------  -----------
CHANGE IN CASH AND CASH EQUIVALENTS...................................................       246,000     (845,000)
CASH AND CASH EQUIVALENTS, beginning of period........................................     3,237,000    3,622,000
                                                                                        ------------  -----------
CASH AND CASH EQUIVALENTS, end of period..............................................  $  3,483,000  $ 2,777,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------

    See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
    The accompanying condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

    Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The new standard simplifies the computation of earnings per share ("EPS") and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    The Company is required to adopt the new standard for the quarter ending December 31, 1997; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. Pro Forma EPS, as if the Company adopted SFAS No. 128 on April 1 of each period presented, are as follows:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       ----------------------
                                                          1997        1996
                                                       ----------   ---------
Basic EPS.............................................  $    0.10    $  --
Diluted EPS...........................................  $    0.10    $  --

NOTE 2.
    The components of inventory at June 30, 1997 and March 31, 1997 consisted of the following:

                                                      JUNE 30, 1997  MARCH 31, 1997
                                                      -------------  --------------
Finished products..................................   $ 1,015,000    $  1,086,000
Work in progress...................................       260,000         282,000
Containers, packaging, and raw materials...........     2,026,000       2,085,000
                                                    -------------  --------------
                                                      $ 3,301,000    $  3,453,000
                                                    -------------  --------------
                                                    -------------  --------------

    Inventories are stated at the lower of net realizable value or cost primarily using the first-in, first-out ("FIFO") method.

                            SCHERER HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.
    Debt and obligations at June 30, 1997 and March 31, 1997 consisted of the following:

                                                                      JUNE 30, 1997  MARCH 31, 1997
                                                                      -------------  --------------
Swiss debt principal and accrued interest at 9%.....................  $    353,000   $     347,000
Note payable to Robert P. Scherer, Jr., due fiscal 2002,
  prime plus 1.50%, 9.75% at June 30, 1997..........................       700,000         700,000
Note payable to bank, due through fiscal 2000; variable
  interest rate, 8.375% at June 30, 1997............................       860,000         883,000
Obligations under line of credit arrangement, prime plus 2.25%......       162,000         125,000
Note payable, due through fiscal 2002, prime rate,
  8.25% at June 30, 1997 (a)........................................     1,867,000       1,958,000
Obligations under capital leases, due in varying
  installments through fiscal 2002..................................       849,000       1,179,000
Swiss notes payable due fiscal 1999 at 8%...........................     2,770,000       2,851,000
                                                                     -------------  --------------
                                                                         7,561,000       8,043,000
Less current maturities.............................................    (1,233,000)     (1,397,000)
                                                                     -------------  --------------
Long-term debt......................................................   $ 6,328,000    $  6,646,000
                                                                     -------------  --------------
                                                                     -------------  --------------

(a) The note is payable to the four adult children of Robert P. Scherer, Jr. Mr. Scherer, Jr. is the Chairman of the Board and Chief Executive Officer of the Company and Marquest Medical Products, Inc. ("Marquest"), a majority owned subsidiary of the Company, and the majority stockholder of the Company.

NOTE 4.
    Prior to fiscal 1996, Scherer Capital Company L.L.C. ("Scherer Cap") and Scherer Scientific, Ltd. ("Scherer Sci"), entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries, the proceeds of which were used for working capital and business and equipment acquisitions. The Affiliate Loans were payable on demand and bore interest at prime rate plus 1%.

    In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans (the Company had repaid all amounts owed to Scherer Sci) into a promissory note (the "Original Note") to be repaid in monthly installments of principal and interest over a five-year term with a maturity date of December 1, 2001. The Original Note was collateralized by 2,432,251 shares of Marquest Common Stock owned by the Company, had a fixed monthly payment of $44,437, except for the last payment, and bore interest at prime rate plus 1%, adjusted quarterly. In connection with the dissolution of Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children, who are not affiliated with the Company, of Robert P. Scherer, Jr. who is Chairman of the Board and Chief Executive Officer of the Company and Marquest and the majority stockholder of the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, under the Amended Note. The monthly payment under the Amended Note is fixed at $43,408, except for the last payment which will be for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001. The term and collateral remained the same under the Amended Note as in the Original Note. As of June 30, 1997, the balance of the Amended Note was approximately $1,867,000 and the interest rate was 8.25%.

    On July 28, 1997, the Company used a portion of the proceeds from the Marquest transaction (see Note 5) to pay in full the outstanding principal balance of approximately $1,867,000 and the associated accrued interest of approximately $12,000 on the Amended Note. Accordingly, the Amended Note was cancelled and the shares of Marquest Common Stock pledged as collateral under the Amended Note were released back to the Company.

                            SCHERER HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In March 1996, Marquest and Scherer Cap entered into a loan and security agreement (the "Loan Agreement") from which Marquest borrowed $700,000 to repay $700,000 that it borrowed from Scherer Cap in December 1995 for working capital purposes. The Loan Agreement contemplated the possibility of additional borrowings of up to $800,000. Borrowings under the Loan Agreement are represented by convertible notes due April 1, 2001 (the "Scherer Cap Notes"), bear interest at prime rate plus 1.5%, and are secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, which expires February 28, 2001, the Scherer Cap Notes are convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. As of June 30, 1997, Marquest had borrowed $700,000 under the Loan Agreement and the Scherer Cap Notes and the interest rate was 9.75%. Additionally, in March 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000. In connection with its dissolution in March 1997, Scherer Cap assigned the Loan Agreement and the Scherer Cap Notes, and transferred 1,546,392 shares of the Marquest Common Stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest Common Stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. Mr. Scherer, Jr. is entitled to vote the shares held in the voting trust. On July 23, 1997, Mr. Scherer, Jr. converted the outstanding balance of $700,000 on the Scherer Cap Notes into 1,000,000 shares of Marquest Common Stock.

NOTE 5.
    Effective on July 28, 1997, the Company and Marquest completed the previously announced transactions with Vital Signs, Inc. ("VSI"). Pursuant to the terms of an Agreement and Plan of Merger dated as of March 14, 1997, between Marquest, VSI, and VSI Acquisition Corporation (the "Merger Agreement"), VSI acquired Marquest upon the merger (the "Merger") of VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received $5,747,320 in exchange for its 7,211,192 shares of Marquest Common Stock and $309,260 through the exercise of warrants to purchase Marquest Common Stock. Additionally, pursuant to the terms of the Scherer Healthcare Inducement Agreement dated as of March 14, 1997, between the Company, Marquest, and VSI (the "Inducement Agreement"), VSI purchased from the Company certain assets of the Company leased or licensed by the Company to Marquest and used by Marquest in the manufacture and sale of arterial blood gas products and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 for the assets and the covenant not to compete. The Company used a portion of the proceeds from the Merger to pay in full the outstanding principal balance of approximately $1,867,000 on the Amended Note (see Note 4).

    The operations of Marquest are included in the Company's Medical Device and Surgical/Safety Disposables Segment along with the operations of Scherer Healthcare, Ltd. ("Scherer, Ltd."), a limited partnership that was 65% owned by the Company, whose assets and businesses were sold in two separate transactions in October 1995 and October 1996. Effective, July 28, 1997, the operations of the Medical Device and Surgical/Safety Disposables Segment will be accounted for as a discontinued segment, and accordingly, the operations of Marquest and Scherer, Ltd. will be segregated and reported as discontinued operations in the Company's consolidated financial statements after such date.

    The following unaudited pro forma condensed consolidated statements of continuing operations for three months ended June 30, 1997 and 1996 present the operating results of the Company as if the Marquest and Scherer, Ltd. transactions had occurred on April 1, 1996. The statements are based on previously described financial information of the Company and financial information described elsewhere herein. The statements include adjustments to reflect the elimination of the operations of Marquest and Scherer, Ltd., the amortization and depreciation expense associated with the assets the Company sold to VSI, and the interest expense associated with the repayment of a promissory note (see Note 4).

   The unaudited pro forma condensed consolidated statements of continuing operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that actually would have occurred if the transactions had been consummated as of such dates, nor are they necessarily indicative of future operating results.

                           SCHERER HEALTHCARE, INC.
                 PRO FORMA CONDENSED CONSOLIDATED STATEMENTS
                           OF CONTINUING OPERATIONS
                                 (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                      1997          1996
                                                                 ------------  ------------
NET SALES......................................................  $  3,506,000  $  3,351,000
COST AND EXPENSES
  Cost of goods sold...........................................     1,960,000     1,995,000
  Selling, general, and administrative.........................     1,204,000     1,136,000
                                                                 ------------  ------------
   Total costs and expenses....................................     3,164,000     3,131,000
                                                                 ------------  ------------
OPERATING INCOME...............................................       342,000       220,000
OTHER INCOME, NET..............................................        46,000        27,000
                                                                 ------------  ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..........       388,000       247,000
BENEFIT (PROVISION) FOR INCOME TAXES...........................        11,000       (11,000)
                                                                 ------------  ------------
INCOME FROM CONTINUING OPERATIONS..............................  $    399,000  $    236,000
                                                                 ------------  ------------
                                                                 ------------  ------------
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE.............  $       0.09  $       0.05
                                                                 ------------  ------------
                                                                 ------------  ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....................     4,418,483     4,418,483
                                                                 ------------  ------------
                                                                 ------------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1997 Annual Report on Form 10-K.

RECENT DEVELOPMENTS

    Effective on July 28, 1997, the Company and Marquest, a majority owned subsidiary of the Company, completed the previously announced transactions with VSI. Pursuant to the terms of the Merger Agreement dated as of March 14, 1997, VSI acquired Marquest upon the Merger of VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received $5,747,320 in exchange for its 7,211,192 shares of Marquest Common Stock and $309,260 through the exercise of warrants to purchase Marquest Common Stock. Additionally, pursuant to the terms of the Inducement Agreement dated as of March 14, 1997, VSI purchased from the Company certain assets of the Company leased or licensed by the Company to Marquest and used by Marquest in the manufacture and sale of arterial blood gas products and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 for the assets and the covenant not to compete. The Company's shareholders approved these transactions at a Special Meeting of Stockholders held on July 28, 1997.

    The operations of Marquest are included in the Company's Medical Device and Surgical/Safety Disposables Segment along with the operations of Scherer Healthcare, Ltd. ("Scherer, Ltd."), a limited partnership that was 65% owned by the Company, whose assets and businesses were sold in two separate transactions in October 1995 and October 1996. Effective, July 28, 1997, the operations of the Medical Device and Surgical/Safety Disposables Segment will be accounted for as a discontinued segment, and accordingly, the operations of Marquest and Scherer, Ltd. will be segregated and reported as discontinued operations in the Company's consolidated financial statements after such date.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                            1997           1996
                                                                        ------------   ------------
NET SALES:
  Medical Device and Surgical/Safety
  Disposables Segment:
    Marquest Medical Products, Inc....................................  $  5,269,000   $  5,152,000
    Scherer Healthcare, Ltd. (a)......................................       --             556,000
  Waste Management Services Segment...................................     3,079,000      2,954,000
  Consumer Healthcare Products Segment................................       427,000        397,000
                                                                        ------------   ------------
    Company Totals....................................................  $  8,775,000   $  9,059,000
                                                                        ------------   ------------
                                                                        ------------   ------------
OPERATING INCOME (LOSS):
  Medical Device and Surgical/Safety Disposables Segment:
  Marquest Medical Products, Inc......................................  $    372,000   $   (239,000)
    Scherer Healthcare, Ltd. (a)......................................       --            (101,000)
  Waste Management Services Segment...................................       396,000        273,000
  Consumer Healthcare Products Segment................................       205,000        168,000
  Corporate...........................................................      (224,000)      (175,000)
                                                                        ------------   ------------
    Company Totals....................................................  $    749,000   $    (74,000)
                                                                        ------------   ------------
                                                                        ------------   ------------

(a) In October 1996, Scherer Healthcare, Ltd., a majority owned partnership of the Company, sold substantially all of its remaining assets used in connection with its business of providing nonwoven disposable industrial apparel and related products to the industrial safety, environment-controlled clean room, and scientific markets.

    The Company's net sales decreased by 3% to $8,775,000 for the first quarter of fiscal 1998 from $9,059,000 for the first quarter of fiscal 1997; however, the first quarter of fiscal 1997 includes three months of net sales for Scherer, Ltd., or $556,000, which sold all of its remaining assets and business in October 1996. The Company reported operating income of $749,000 for the first quarter of fiscal 1998 compared to an operating loss of $74,000 during the same period in fiscal 1997. The Company's cost of sales decreased from 68% of net sales in the first quarter of fiscal 1997 to 61% in the first quarter of fiscal 1998. Selling, general, and administrative expenses decreased from 32% of net sales in the first quarter of fiscal 1997 to 30% in the first quarter of fiscal 1998. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries and majority owned partnerships operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

    MARQUEST MEDICAL PRODUCTS, INC. Marquest's net sales increased approximately 2% to $5,269,000 for the first quarter of fiscal 1998 from $5,152,000 during the same period in fiscal 1997. The increase in net sales is attributable to an unusual expansion in the quantity of sales orders from certain customers which Marquest believes is due to an effort by these customers to increase their inventory levels upon receiving notice of the Merger and termination of their dealer agreements with Marquest in March 1997. Simultaneous with the execution of the Merger Agreement, Marquest and VSI entered into a Dealer Agreement which authorized VSI to distribute Marquest's products in the United States, Canada, Puerto Rico, and certain other international territories. Subsequently, Marquest provided 28 of its 29 existing domestic specialty dealers with notices of termination of their dealer agreements which, as a general matter, allowed for termination on 30 to 90 days' notice.

    Marquest reported operating income of $372,000 in the first quarter of fiscal 1998 compared to an operating loss of $239,000 for the first quarter of fiscal 1997. Marquest's cost of sales decreased to 65% of net sales for the first quarter of fiscal 1998 from 73% of net sales during the first quarter of fiscal 1997 and its selling, general, and administrative expenses decreased to 25% of net sales for the first quarter of fiscal 1998 from 29% during the same period in fiscal 1997. The operating improvement at Marquest can be attributed to the increase in net sales discussed above combined with the implementation of certain manufacturing cost reduction efforts which helped reduce materials expense and overhead. These cost reduction efforts included (i) the installation of automated equipment used in the manufacture of nebulizers; (ii) converting the packaging on certain arterial blood gas products which reduced material costs and labor; (iii) outsourcing the manufacturing of certain components for the nebulizer kits; and (iv) realizing a cost reduction in packaging due to favorable market conditions. As a result of the execution of the Dealer Agreement, Marquest reduced its sales and marketing personnel and realized a significant decrease in payroll and travel expense. Additionally, in connection with the Dealer Agreement, VSI agreed to pay the commissions to Marquest's independent manufacturer's representatives which resulted in savings to Marquest of approximately $150,000.

    SCHERER HEALTHCARE, LTD. On October 29, 1996, Scherer, Ltd., a majority owned partnership of the Company which had been operating as Protective Disposable Apparel, sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. The assets sold were those used in connection with Scherer, Ltd.'s business of providing nonwoven disposable industrial apparel and related products to the industrial safety, environment-controlled clean room, and scientific markets. This transaction combined with the sale of certain assets and business to a subsidiary of Cordis Corporation in October 1995 eliminated substantially all of the assets of Scherer, Ltd.; therefore, Scherer, Ltd. was dissolved on December 2, 1996. Scherer, Ltd. reported net sales of $556,000 and an operating loss of $101,000 during the first quarter of fiscal 1997.

WASTE MANAGEMENT SERVICES SEGMENT

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased approximately 4% to $3,079,000 in the first quarter of fiscal 1998 from $2,954,000 during the first quarter of fiscal 1997. The increase in net sales is due to the new medical waste disposal contracts with hospitals that Bio Systems secured in fiscal 1997.

    Bio Systems' operating income increased approximately 45% to $396,000 for the first quarter of fiscal 1998 from $273,000 during the first quarter of fiscal 1997. Bio Systems' cost of sales decreased slightly to 59% of net sales for the first quarter of fiscal 1998 from 60% of net sales during the same period in fiscal 1997; however, Bio Systems' selling, general, and administrative expense decreased to 28% of net sales for the first quarter of fiscal 1998 from 31% of net sales during the first quarter of fiscal 1997. This operating improvement can be attributed to the increase in net sales from the new hospital contracts combined with a decrease in liability insurance expense and legal expenses.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc., increased approximately 8% to $427,000 for the first quarter of fiscal 1998 from $397,000 during the same period in fiscal 1997. The increase in net sales is a result of securing new customers and retail outlets in fiscal 1997. Operating income increased approximately 22% to $205,000 for the first quarter of fiscal 1998 from $168,000 during the first quarter of fiscal 1997. The increase in operating income can be directly attributed to the increase in net sales discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

CASH FLOWS FROM OPERATING ACTIVITIES.
    The Company's (excluding Marquest which is described below) cash provided by operating activities from continuing operations increased to approximately $627,000 for the first quarter of fiscal 1998 from approximately $120,000 during the same period in fiscal 1997. As a result of the improvement in the Company's operating performance, working capital increased from approximately $3,373,000 in fiscal 1997 to approximately $3,817,000 in fiscal 1998. Bio Systems' operations provided cash of approximately $375,000 during the first quarter of fiscal 1998 compared to a use of cash from operating activities of approximately $7,000 during the same period in fiscal 1997. This increase is a result of Bio Systems improved operating performance combined with the timing of its accounts receivable collections and payment of accounts payable.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
    The Company's (excluding Marquest which is described below) cash used by investing activities decreased slightly to approximately $150,000 during the first quarter of fiscal 1998 from approximately $217,000 during the same period in fiscal 1997. Bio Systems decreased its capital expenditures by approximately $93,000 during the first quarter of fiscal 1998 compared to the same period in fiscal 1997 primarily due to a decrease in expenditures for reusable containers and for new trucks used to transport medical waste.

    Cash used by the Company's financing activities increased from approximately $21,000 during the first quarter of fiscal 1997 to approximately $151,000 during the same period in fiscal 1998. Bio Systems increased its capital lease debt by approximately $101,000 in the first quarter of fiscal 1997 to finance the acquisition of new medical waste transport trucks. In January 1997, the Company and Scherer Cap, an entity controlled by Robert P. Scherer, Jr. who is Chairman of the Board, Chief Executive Officer, and majority shareholder of the Company, restructured the outstanding balance of $2,128,000 from loans that Scherer Cap had made to the Company previously into a five-year promissory note (the "Original Note") which bore interest at prime rate plus 1% and was collateralized by shares of Marquest Common Stock owned by the Company. In connection with the dissolution of Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children of Mr. Scherer, Jr., who are not affiliated with the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, under the Amended Note. The Company made installment payments of approximately $121,000 to Scherer Cap during the first quarter of fiscal 1997 and made payments of approximately $90,000 on the Amended Note during the first quarter of fiscal 1998. On July 28, 1997, the Company repaid the outstanding principal balance of $1,867,000 on the Amended Note by using a portion of the proceeds from the Marquest transactions, which are discussed below.

     Effective on July 28, 1997, the Company and Marquest completed the previously announced transactions with VSI. Pursuant to the terms of the Merger Agreement dated as of March 14, 1997, VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, merged with and into Marquest and as a result, Marquest became a wholly-owned subsidiary of VSI. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 per share in cash. As a result, the Company received $5,747,320 in exchange for its 7,211,192 shares of Marquest Common Stock and $309,260 through the exercise of warrants to purchase Marquest Common Stock. Additionally, pursuant to the terms of the Inducement Agreement dated as of March 14, 1997, VSI purchased from the Company certain assets of the Company that were licensed by the Company to Marquest and used by Marquest in the manufacture and sale of arterial blood gas products and the Company entered into a covenant not to compete with VSI for a period of three years. VSI paid the Company an aggregate of $5,860,000 for the assets and the covenant not to compete. As discussed above, the Company used a portion of the proceeds to repay the balance of $1,867,000 on the Amended Note. The Company is evaluating its long-term options with regard to the use of the remaining proceeds from the transactions; however, on a short-term basis it plans to invest the proceeds, principally in U. S. Treasuries.

    Management of the Company believes that its current cash on hand and its current cash flow are sufficient to maintain its current operations.

MARQUEST

    With the exception of executive management, Marquest operated independent of the Company prior to the Merger.

CASH FLOWS FROM OPERATING ACTIVITIES.
    Marquest's operating activities provdied cash of approximately $199,000 during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997 when Marquest's operating activities used cash of approximately $609,000. In an effort to improve its customer service, Marquest increased its inventory by approximately $225,000 during the first quarter of fiscal 1997 as compared to a reduction of its inventory of approximately $157,000 during the same period in fiscal 1998. Additionally, during the first quarter of fiscal 1997, Marquest made payments for consulting fees and other costs related to financing transactions and paid $170,000 to settle a lawsuit with an insurance company.

CASH FLOWS FROM FINANCING AND INVESTING ACTIVITIES.
    In fiscal 1996, Scherer Cap, an entity controlled by Robert P. Scherer, Jr., made an investment in Marquest of approximately $1,588,000, net of related transaction costs. In March 1996, Marquest and Scherer Cap entered into the Loan Agreement, from which Marquest borrowed $700,000 to repay $700,000 that Marquest had borrowed from Scherer Cap in December 1995 for working capital purposes. The Loan Agreement contemplated the possibility of additional borrowings of up to $800,000. Any amounts borrowed under the Loan Agreement bear interest at prime rate plus 1.5%, are secured by Marquest's inventory, building, and equipment, and are represented by convertible notes (the "Scherer Cap Notes"). The Scherer Cap Notes are convertible, at the option of Scherer Cap, into shares of Marquest Common Stock at a conversion price of $0.70 per share. Additionally, Scherer Cap invested $1,000,000 in Marquest in March 1996 through the purchase of 2,061,856 shares of Marquest Common Stock. In connection with its dissolution in March 1997, Scherer Cap assigned the Scherer Cap Notes and transferred 1,546,392 shares of the Marquest Common Stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest Common Stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. Mr. Scherer, Jr. is entitled to vote the shares held in the voting trust. On July 23, 1997, Mr. Scherer, Jr. converted the $700,000 balance on the Scherer Cap Notes into 1,000,000 shares of Marquest Common Stock.

    In November 1996, Marquest obtained a revolving line of credit from Norwest Business Credit, Inc. ("Norwest") which expires February 28, 1999. Any amounts borrowed against the line of credit will primarily be secured by Marquest's trade accounts receivable and will bear interest at Norwest's prime rate plus 2.25%. The maximum amount of the line of credit is 80% of Marquest's eligible domestic accounts receivables plus 70% of eligible international accounts receivable or $2,000,000, whichever is less. As of June 1997, Marquest had borrowed $162,000 against the line of credit.

    As previously discussed, on July 28, 1997, Marquest merged with a wholly-owned subsidiary of VSI and became a wholly-owned subsidiary of VSI.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit No.                  Description
         -----------                  -----------
             27            Financial Data Schedule Description

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SCHERER HEALTHCARE, INC.
                                     (Registrant)

Date: August 19, 1997                /s/ ROBERT P. SCHERER, JR.
                                     ------------------------------------------
                                     Robert P. Scherer, Jr.
                                     Chairman

Date: August 19, 1997                /s/ Gary W. Ruffcorn
                                     ------------------------------------------
                                     Gary W. Ruffcorn
                                    Principal Accounting Officer

                         SCHERER HEALTHCARE, INC.
                            INDEX OF EXHIBITS

    The Following exhibit is being filed with this report.

EXHIBIT                                                                    PAGE
NUMBER              DESCRIPTION                                           NUMBER
-------             -----------                                           ------
  27         Financial Data Schedule (included only in EDGAR filing)        18