Form 10-Q
period 1997-09-30
SCHERER HEALTHCARE INC
filed 1997-11-14
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                          Commission File No. 0-10552

                           --------------------------

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

                          YES   X            NO
                              -----             -----

    Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:




               CLASS                        OUTSTANDING AS OF OCTOBER 31, 1997
---------------------------------------  ---------------------------------------
   Common Stock, $0.01 par value                        4,314,223

                            SCHERER HEALTHCARE, INC.

                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1997


                               TABLE OF CONTENTS

    ITEM                                                                                                            PAGE
   NUMBER                                     PART I. FINANCIAL INFORMATION                                        NUMBER
-------------  ----------------------------------------------------------------------------------------------  -------------
      1        Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997.............        3

               Condensed Consolidated Statements of Operations for the Three and Six Months Ended
               September 30, 1997 and 1996...................................................................        5

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               September 30, 1997 and 1996...................................................................        6

               Notes to Condensed Consolidated Financial Statements..........................................        7

      2        Management's Discussion and Analysis of Financial Condition and Results of Operations.........       11

                                            PART II. OTHER INFORMATION

      1        Legal Proceedings.............................................................................       14

      4        Submission of Matters to a Vote of Security Holders...........................................       14

      6        Exhibits and Reports on Form 8-K..............................................................       14

               SIGNATURES....................................................................................       15

               Index to Exhibits.............................................................................       16

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                           SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS

                                                                                SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                                ------------------  --------------
CURRENT ASSETS
  Cash and cash equivalents...................................................    $   13,096,000     $  3,237,000
  Accounts receivable, less allowance for doubtful accounts of $174,000 at
    September 30, 1997 and $171,000 at March 31, 1997.........................         3,091,000        2,694,000
  Current maturities of notes receivable......................................           155,000          176,000
  Inventories.................................................................           183,000          170,000
  Prepaid and other...........................................................            78,000           66,000
                                                                                ------------------  --------------
    Total current assets......................................................        16,603,000        6,343,000
                                                                                ------------------  --------------

PROPERTY AND EQUIPMENT........................................................         8,135,000        7,709,000
  Less accumulated depreciation...............................................        (4,482,000)      (4,060,000)
                                                                                ------------------  --------------
  Net property and equipment..................................................         3,653,000        3,649,000
                                                                                ------------------  --------------

OTHER ASSETS
  Cost in excess of net assets acquired, net..................................         2,381,000        2,435,000
  Other investments, at cost..................................................           650,000          650,000
  Notes receivable, less current portion......................................           304,000          371,000
  Intangibles.................................................................           378,000          232,000
  Deferred income taxes.......................................................           329,000          329,000
  Other.......................................................................           289,000          289,000
  Net assets of discontinued operations.......................................           215,000        7,003,000
                                                                                ------------------  --------------
    Total other assets........................................................         4,546,000       11,309,000
                                                                                ------------------  --------------

TOTAL ASSETS..................................................................    $   24,802,000     $ 21,301,000
                                                                                ------------------  --------------
                                                                                ------------------  --------------

             See notes to condensed consolidated financial statements.

                          SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                                ------------------  --------------
CURRENT LIABILITIES
  Accounts payable............................................................    $      849,000     $    977,000
  Accrued expenses............................................................         1,581,000        1,378,000
  Current maturities of debt obligations......................................           203,000          555,000
  Income taxes payable........................................................            90,000           57,000
  Other.......................................................................            78,000          --
                                                                                ------------------  --------------
    Total current liabilities.................................................         2,801,000        2,967,000
                                                                                ------------------  --------------
LONG-TERM DEBT, net of current maturities.....................................           325,000        2,046,000
                                                                                ------------------  --------------
OTHER LIABILITIES.............................................................           458,000          325,000
                                                                                ------------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock--$.01 par value, 2,000,000 shares authorized;
    23,541 shares issued and outstanding......................................          --                --
  Common stock--$.01 par value, 12,000,000 shares authorized;
    4,693,585 shares issued; 4,314,223 shares outstanding.....................            47,000           47,000
  Capital in excess of par value..............................................        22,366,000       22,366,000
  Retained earnings (accumulated deficit).....................................         1,838,000       (3,417,000)
  Less treasury stock, at cost................................................        (3,033,000)      (3,033,000)
                                                                                ------------------  --------------
    Total stockholders' equity................................................        21,218,000       15,963,000
                                                                                ------------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................    $   24,802,000     $ 21,301,000
                                                                                ------------------  --------------
                                                                                ------------------  --------------

            See notes to condensed consolidated financial statements.

                          SCHERER HEALTHCARE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
NET SALES................................................  $  3,411,000  $  3,277,000  $  6,916,000  $  6,628,000
                                                           ------------  ------------  ------------  ------------
COSTS AND EXPENSES
  Cost of goods sold.....................................     2,012,000     1,879,000     3,971,000     3,785,000
  Selling, general, and administrative...................     1,189,000     1,291,000     2,393,000     2,516,000
                                                           ------------  ------------  ------------  ------------
    Total costs and expenses.............................     3,201,000     3,170,000     6,364,000     6,301,000
                                                           ------------  ------------  ------------  ------------
OPERATING INCOME.........................................       210,000       107,000       552,000       327,000
                                                           ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
  Interest income........................................       126,000        42,000       180,000        75,000
  Interest expense.......................................       (19,000)      (55,000)      (67,000)     (109,000)
  Other, net.............................................        13,000       --             13,000       --
                                                           ------------  ------------  ------------  ------------
    Total other income (expense).........................       120,000       (13,000)      126,000       (34,000)
                                                           ------------  ------------  ------------  ------------
Income from continuing operations before income taxes....       330,000        94,000       678,000       293,000

Benefit (provision) for income taxes.....................        (5,000)       (5,000)        5,000       (17,000)
                                                           ------------  ------------  ------------  ------------
Income from continuing operations........................       325,000        89,000       683,000       276,000

DISCONTINUED OPERATIONS
  Loss from operations of discontinued medical device
    and surgical/safety disposables segment, net of
    income taxes of $0...................................      (392,000)       (9,000)     (320,000)     (211,000)
  Gain from disposal of medical device and
  surgical/safety disposables segment, net of
  income taxes of $137,000...............................     4,892,000       --          4,892,000       --
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................  $  4,825,000  $     80,000  $  5,255,000  $     65,000
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
INCOME PER COMMON SHARE
  Income from continuing operations......................  $       0.07  $       0.02  $       0.15  $       0.06
  Discontinued operations:
    Loss from discontinued operations....................         (0.08)        (0.00)        (0.07)        (0.05)
    Gain from disposal of segment........................          1.04          0.00          1.07          0.00
                                                           ------------  ------------  ------------  ------------
NET INCOME PER COMMON SHARE..............................  $       1.03  $       0.02  $       1.15  $       0.01
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...............     4,698,483     4,418,483     4,588,319     4,418,483
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

          See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................................  $   5,255,000  $    65,000
  Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
    Depreciation and amortization....................................................        485,000      312,000
    Gain from disposal of segment....................................................     (4,892,000)     --
    Loss from discontinued operations................................................        320,000      211,000
    Other noncash charges and credits, net...........................................          2,000       16,000
  Changes in operating assets and liabilities:
    Accounts receivable, net.........................................................       (399,000)     (28,000)
    Inventories......................................................................        (13,000)     (71,000)
    Prepaid and other................................................................        (12,000)       8,000
    Accounts payable and accrued expenses............................................        108,000     (106,000)
    Other liabilities................................................................        211,000      (11,000)
                                                                                       -------------  -----------
  Net cash provided by operating activities of continuing operations.................      1,065,000      396,000
                                                                                       -------------  -----------
  Net operating activities of discontinued operations................................      1,131,000     (867,000)
                                                                                       -------------  -----------
  Net cash provided by (used for) operating activities...............................      2,196,000     (471,000)
                                                                                       -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net...........................................       (426,000)    (575,000)
  Net proceeds from disposal of segment, net of transaction costs....................     10,273,000      --
  Decrease in notes receivable.......................................................         89,000       63,000
  Other investing activities, net....................................................       (156,000)     (93,000)
  Net investing activities of discontinued operations................................         52,000       (7,000)
                                                                                       -------------  -----------
Net cash provided by (used for) investing activities.................................      9,832,000     (612,000)
                                                                                       -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayment of) proceeds from borrowings........................................     (2,073,000)     297,000
  Net repayments to affiliated companies.............................................       --           (138,000)
  Net financing activities of discontinued operations................................        (96,000)    (207,000)
                                                                                       -------------  -----------
Net cash used for financing activities...............................................     (2,169,000)     (48,000)
                                                                                       -------------  -----------
CHANGE IN CASH AND CASH EQUIVALENTS..................................................      9,859,000   (1,131,000)

CASH AND CASH EQUIVALENTS, beginning of period.......................................      3,237,000    3,622,000
                                                                                       -------------  -----------
CASH AND CASH EQUIVALENTS, end of period.............................................  $  13,096,000  $ 2,491,000
                                                                                       -------------  -----------
                                                                                       -------------  -----------

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

    The Company is required to adopt the new standard for the quarter ending December 31, 1997; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. Pro Forma EPS, as if the Company adopted SFAS No. 128 on April 1 of each period presented, are as follows:

                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Basic EPS.......................................................................  $    1.12  $    0.02  $    1.22  $    0.02
Diluted EPS.....................................................................  $    1.03  $    0.02  $    1.15  $    0.01

NOTE 2.

    The components of inventory at September 30, 1997 and March 31, 1997 consisted of the following:

                                                                        SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                        ------------------  --------------
        Finished products.............................................     $     10,000       $   29,000
        Containers, packaging, and raw materials......................          173,000          141,000
                                                                           ------------        -----------
                                                                           $    183,000       $  170,000
                                                                           ------------       -----------
                                                                           ------------       -----------

    Inventories are stated at the lower of net realizable value or cost primarily using the first-in, first-out ("FIFO") method.

NOTE 3.

    Debt and obligations under capital leases at September 30, 1997 and March 31, 1997 consisted of the following:

                                                                                SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                                ------------------  --------------
Obligations under capital leases, due in varying installments through
  fiscal 2002.................................................................     $    528,000       $    643,000
Note payable, due through fiscal 2002, prime rate (a).........................          --               1,958,000
                                                                                   ------------       ------------
                                                                                        528,000          2,601,000
Less current maturities.......................................................         (203,000)          (555,000)
                                                                                   ------------       ------------
Long-term debt................................................................     $    325,000       $  2,046,000
                                                                                   ------------       ------------
                                                                                   ------------       ------------


(a) The note was payable to the four adult children of Robert P. Scherer, Jr. who is the Chairman of the Board and Chief Executive Officer of the Company.


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

    In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans (the Company had repaid all amounts owed to Scherer Sci) into a promissory note (the "Original Note") to be repaid in monthly installments of principal and interest over a five-year term with a maturity date of December 1, 2001. The Original Note was collateralized by 2,432,251 shares of Marquest Common Stock that were owned by the Company, had a fixed monthly payment of $44,437, except for the last payment, and bore interest at prime rate plus 1%, adjusted quarterly. In connection with the dissolution of Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children, who are not affiliated with the Company, of Robert P. Scherer, Jr. who is Chairman of the Board, Chief Executive Officer, and the majority stockholder of the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime rate, adjusted quarterly.
The monthly payment under the Amended Note was fixed at $43,408, except for the last payment which would have been for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001. The term and collateral remained the same under the Amended Note as in the Original Note.

    On July 28, 1997, the Company used a portion of the proceeds from the Marquest Transactions (see Note 5) to pay in full the outstanding principal balance of approximately $1,867,000 and the associated accrued interest of approximately $12,000 on the Amended Note. Accordingly, the Amended Note was canceled and the shares of Marquest Common Stock pledged as collateral under the Amended Note were released back to the Company.

NOTE 5.

    Effective July 28, 1997, the Company and Marquest Medical Products, Inc. ("Marquest"), which was a majority owned subsidiary of the Company, completed the previously announced transactions with Vital Signs, Inc. ("VSI"). Pursuant to the terms of an Agreement and Plan of Merger dated as of March 14, 1997 (the "Merger Agreement"), between Marquest, VSI, and VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, VSI acquired Marquest upon the merger (the "Merger") of VSI Acquisition Corporation with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, pursuant to the terms of the Scherer Healthcare Inducement Agreement dated as of March 14, 1997 (the "Inducement Agreement"), between the Company, Marquest, and VSI, VSI purchased from the Company certain assets of the Company leased or licensed by the Company to Marquest and used by Marquest in the manufacture and sale of arterial blood gas products (the "ABG Assets") and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete. The Company recorded gains, net of income taxes and transaction costs, of approximately $3,552,000 and $1,340,000 from the Merger and the sale of the ABG Assets, respectively. The aggregate net gain of $4,892,000 from the Merger and the sale of the ABG Assets has been reported as "Gain from disposal of medical device and surgical/safety disposables segment" under discontinued operations (see Note
6) in the accompanying Condensed Consolidated Statements of Operations. The Merger, the sale of the ABG Assets by the Company to VSI, and the execution of the covenant not to compete are hereinafter collectively referred to as the "Marquest Transactions".

NOTE 6.

    Marquest, which is a manufacturer and international distributor of specialty cardiopulmonary support, respiratory and anesthesia disposable devices, has been included in the Company's consolidated financial statements since the first quarter of fiscal 1994 when the Company entered into transactions to acquire a majority interest in Marquest and to purchase from Marquest the ABG Assets. Marquest's operations were included in the Company's Medical Device and Surgical/Safety Disposables Segment along with the operations of Scherer Healthcare, Ltd. ("Scherer Ltd."), a limited partnership that was 65% owned by the Company and whose assets and businesses were sold in two separate transactions in October 1995 and October 1996. Effective with the Marquest Transactions (see Note 5), the operations of the Medical Device and Surgical/Safety Disposables Segment have been accounted for as a discontinued segment, and accordingly, the operations of Marquest and Scherer Ltd. have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

    The following results of operations are attributable to the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  --------------------------  ---------------------------
                                                      1997          1996          1997           1996
                                                  ------------  ------------  ------------  -------------
Net Sales.......................................  $  1,353,000  $  6,142,000  $  6,623,000  $  11,849,000
                                                  ------------  ------------  ------------  -------------
Cost of goods sold..............................     1,115,000     4,371,000     4,519,000      8,623,000
Selling, general, and administrative............       712,000     1,592,000     2,106,000      3,299,000
Research and development expenditures...........        26,000        54,000        90,000         98,000
Other costs and expenses, net...................       268,000       153,000       567,000        275,000
                                                  ------------  ------------  ------------  -------------
    Total costs and expenses....................     2,121,000     6,170,000     7,282,000     12,295,000
                                                  ------------  ------------  ------------  -------------
Loss before minority interest...................      (768,000)      (28,000)     (659,000)      (446,000)

Minority interest in net loss of subsidiary
  and partnership...............................       376,000        19,000       339,000        235,000
                                                  ------------  ------------  ------------  -------------
Loss from discontinued operations...............  $   (392,000) $     (9,000) $   (320,000) $    (211,000)
                                                  ------------  ------------  ------------  -------------
                                                  ------------  ------------  ------------  -------------

    The net assets (liabilities) of the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment at September 30, 1997 and
March 31, 1997 are as follows:

                                                                                          SEPTEMBER 30, 1997   MARCH 31, 1997
                                                                                          ------------------   --------------
ASSETS:
  Accounts receivable, net..............................................................   $      --            $  3,393,000
  Inventory.............................................................................          --               3,282,000
  Prepaid and other.....................................................................          --                 152,000
  Notes receivable......................................................................          --                  47,000
  Property and equipment, net...........................................................          --               6,558,000
  Cost in excess of net assets acquired, net............................................          --               3,969,000
  Other assets..........................................................................          --                 144,000
                                                                                          ------------------   --------------
    Total assets........................................................................          --              17,545,000
                                                                                          ------------------   --------------
LIABILITIES:
  Accounts payable and accrued expenses.................................................         25,000            3,560,000
  Income taxes payable..................................................................        162,000                --
  Current maturities of debt obligations................................................          --                 842,000
  Long-term debt, net of current maturities.............................................          --               4,600,000
  Minority shareholder interest.........................................................          --               1,891,000
                                                                                          ------------------   --------------
    Total liabilities...................................................................        187,000           10,893,000
                                                                                          ------------------   --------------
Net assets (liabilities) of the Medical Device and Surgical/Safety
  Disposables Segment...................................................................       (187,000)           6,652,000

Net assets of Biofor, Inc. (a)..........................................................        402,000              351,000
                                                                                          ------------------   --------------
Net assets of discontinued operations...................................................      $ 215,000         $  7,003,000
                                                                                          ------------------   --------------
                                                                                          ------------------   --------------

(a) Represents the net assets of Biofor, Inc. ("Biofor"), a majority owned subsidiary of the Company which operated the Company's Pharmaceutical Research and Development Segment and whose operations were discontinued in fiscal 1996. The property and equipment included in Biofor's net assets of discontinued operations consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning sales of the Company's products or services and operating income. The Company cautions that various factors, including, without limitation, the factors discussed below and in the Company's 1997 Annual Report on Form 10-K as well as general economic conditions and industry trends, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all of such factors.

RESULTS OF OPERATIONS

Net Sales and Operating Income (Loss).
--------------------------------------
The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
NET SALES:
  Waste Management Services Segment......................  $  3,083,000  $  2,924,000  $  6,162,000  $  5,878,000
  Consumer Healthcare Products Segment...................       328,000       353,000       754,000       750,000
                                                           ------------  ------------  ------------  ------------
    Company Totals.......................................  $  3,411,000  $  3,277,000  $  6,916,000  $  6,628,000
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
OPERATING INCOME (LOSS):
  Waste Management Services Segment......................  $    412,000  $    291,000  $    808,000  $    564,000
  Consumer Healthcare Products Segment...................       133,000       140,000       338,000       308,000
  Corporate..............................................      (335,000)     (324,000)     (594,000)     (545,000)
                                                           ------------  ------------  ------------  ------------
    Company Totals.......................................  $    210,000  $    107,000  $    552,000  $    327,000
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    The Company's net sales increased by 4% to $3,411,000 for the second quarter of fiscal 1998 from $3,277,000 for the second quarter of fiscal 1997. The Company reported operating income of $210,000 for the second quarter of fiscal 1998 compared to operating income of $107,000 during the same period in fiscal 1997, an increase of 96%. The Company's cost of goods sold increased to 59% of net sales in the second quarter of fiscal 1998 from 57% in the second quarter of fiscal 1997. Selling, general, and administrative expenses decreased to 35% of net sales in the second quarter of fiscal 1998 from 39% in the second quarter of fiscal 1997.

    For the first six months of fiscal 1998, the Company's net sales increased by 4% to $6,916,000 from $6,628,000 during the first six months of fiscal 1997. The Company's operating income increased to $552,000 for the six months ended September 30, 1997 from $327,000 for the six months ended September 30, 1996, an increase of 69%. The Company's cost of goods sold were flat at 57% of net sales for the six months ended September 30, 1997 and 1996. Selling, general and administrative expenses decreased to 35% of net sales for the six months ended September 30, 1997 from 38% for the six months ended September 30, 1996. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners and Medical Waste Systems, Inc. (collectively "Bio Systems"), increased approximately 5% to $3,083,000 in the second quarter of fiscal 1998 from $2,924,000 during the second quarter of fiscal 1997. Bio Systems' net sales also increased 5% to $6,162,000 for the six months ended September 30, 1997 from $5,878,000 during the same period in fiscal 1997. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals have become more receptive to outsourcing certain services such as sharps management. Additionally, the recent industry trend toward the formation of hospital newtworks has enhanced Bio Systems sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers.
These factors also impact the prices Bio Systems is able to charge new and potential customers.

    Primarily as a result of the increase in net sales under the new hospital contracts, Bio Systems reported an increase in operating income of approximately 42% to $412,000 for the second quarter of fiscal 1998 from $291,000 for the second quarter of fiscal 1997. Bio Systems' operating income increased 43% to $808,000 for the six months ended September 30, 1997 from $564,000 during the same period in fiscal 1997.

    For the second quarter of fiscal 1998, Bio Systems' cost of goods sold increased to 62% of net sales from 60% of net sales during the second quarter of fiscal 1997. This increase was partially due to expenses associated with an increased level of new hospital account activity. Preparing new accounts for service requires, among other things, installation of reusable containers and substantial operational follow-up which causes a temporary but sometimes significant increase in labor and supply costs. Cost of goods sold were 60% of net sales for the six months ended September 30, 1997, which was unchanged compared to the same period in fiscal 1997.

    Selling, general, and administrative expenses decreased to 25% of net sales for the second quarter of fiscal 1998 from 30% of net sales for the second quarter of fiscal 1997, and decreased to approximately 27% of net sales for the six-month period ended September 30, 1997 from approximately 30% of net sales for the same period in fiscal 1997. The decrease is due to Bio Systems' success in controlling its administrative costs and expenses, such as business liability insurance, combined with a decrease in expenses associated with the purchase of the minority partner's 40% partnership interest in Bio Systems Partners in October 1997 (see Part II, Item 1). Bio Systems capitalized certain cost associated with the purchase of the minority partnership interest in fiscal 1998, while the costs incurred in fiscal 1997, primarily legal fees, were expensed.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for Scherer Laboratories, Inc. ("Scherer Labs"), which operates the Company's Consumer Healthcare Products Segment, decreased 7% to $328,000 during the second quarter of fiscal 1998 from $353,000 during the second quarter of fiscal 1997. The decrease in net sales is attributable to the timing of sales orders for a single product that typically has its highest sales volume during the first fiscal quarter because consumers generally purchase the product in the summer months. Net sales increased slightly to $754,000 for the six months ended September 30, 1997 from $750,000 for the same period in fiscal 1997.

    As a result of the decrease in net sales, Scherer Labs' operating income decreased 5% to $133,000 for the second quarter of fiscal 1998 compared to $140,000 for the second quarter of fiscal 1997. Operating income increased by approximately 10% to $338,000 for the six-month period ended September 30, 1997 from $308,000 for the six months ended September 30, 1996. The improvement in operating income for the six months ended September 30, 1997 compared to the same period in fiscal 1997, can be attributed to a decrease in management consulting fees, expenses associated with Scherer Labs' contracted warehouse and distribution facility, and certain administrative costs.

Other Income (Expense).
-----------------------

    Interest income increased to $126,000 for the second quarter of fiscal 1998 from $42,000 for the second quarter of fiscal 1997, and increased to $180,000 for the six months ended September 30, 1997 from $75,000 for the six months ended September 30, 1996. The increase is a result of the investment, principally in government securities, of the net proceeds received from the Marquest Transactions.

    Interest expense decreased to $19,000 for the second quarter of fiscal 1998 from $55,000 for the second quarter of fiscal 1997, and decreased to $67,000 for the first six months of fiscal 1998 from $109,000 for the same period in fiscal 1997. The decrease is primarily due to the repayment of the outstanding principal balance on the Amended Note (see Note 4) in July 1997. The Company used a portion of the proceeds from the Marquest Transactions to repay in full the Amended Note.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $13,096,000 at September 30, 1997, an increase of $9,859,000 from March 31, 1997. Working capital increased to $13,802,000 at September 30, 1997, compared to $3,376,000 at March 31, 1997.
Long-term debt decreased to $325,000 at September 30, 1997 from $2,046,000 at March 31, 1997. The primary reasons for these changes are discussed below.

Cash Flows from Operating Activities.
-------------------------------------

    The Company's cash provided by operating activities from continuing operations totaled $1,065,000 for the six months ended September 30, 1997, up from $396,000 during the same period in fiscal 1997. Bio Systems' operations provided cash of $696,000 for the six months ended September 30, 1997, compared to $138,000 for the six months ended September 30, 1996. Scherer Lab's cash provided by operations improved slightly to $274,000 for the six months ended September 30, 1997 from $246,000 during the same period in fiscal 1997. These increases are a result of Bio Systems' and Scherer Labs' improved operating performance combined with the timing of working capital items.

Cash Flows from Investing and Financing Activities.
---------------------------------------------------

Cash provided by the Company's investing activities for the six months ended September 30, 1997 was $9,832,000, as compared to cash used of $612,000 for the same period in fiscal 1997. This increase is a result of the Marquest Transactions (see Note 5) completed in July 1997. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, the Company received $5,625,000 in cash from the sale of the ABG Assets to VSI and $235,000 in cash for the covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. The aggregate proceeds that the Company received from the Merger and the sale of the ABG Assets, net of transaction costs, were $11,296,000 and the cash held by Marquest at the time of the Merger was $1,023,000.

    The Company's cash used from financing activities increased to $2,169,000 for the first six months of fiscal 1998, from $48,000 during the same period in fiscal 1997. This decrease is a result of the repayment in July 1997 of the outstanding principal balance of $1,867,000 on the Amended Note (see Note
4). The Amended Note was due December 1, 2001, had a fixed monthly payment of $43,408, bore interest at prime rate, and was collateralized by 2,432,251 shares of Marquest Common Stock that the Company owned. The Company used a portion of the proceeds from the Marquest Transactions (see Note 5) to pay in full the outstanding principal balance of $1,867,000 on the Amended Note. The Company made installment payments of approximately $91,000 against the Amended Note prior to the repayment.

    The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment described in Part II, Item 1 below, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. After separate appraisals performed by the partners were not consistent, a third independent appraiser was retained by the partners to review each of the previous valuations and to determine the purchase price for the minority interest.

    In early October 1997, the independent appraiser informed the Company and the minority partner of its determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased, using cash on hand, the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

    Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company is evaluating its long-term options with regard to the use of its remaining cash on hand.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in BSP which operates in the Company's Waste Management Services Segment. Pursuant to summary judgment granted in a civil action filed in the United States District Court for the Eastern District of New York in March 1994, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. Pursuant to the Partnership Agreement of BSP, the Company and the minority partner retained separate independent appraisers to perform appraisals of the minority interest in BSP. The separate appraisals were not consistent; therefore, the Company and the minority partner selected and retained a third independent appraiser to review each of the previous valuations and determine the purchase price for the minority interest.

    In early October 1997, the independent appraiser informed the Company and the minority partner of its' determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased from the minority partner all of the minority partner's interest in BSP for a purchase price of $1,100,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting:    At a Special Meeting of Stockholders of the Company held
on July 28, 1997, the stockholders voted on (1) a proposal to grant the Board of Directors authority to vote the shares of common stock of Marquest owned by the Company to approve the Merger Agreement and the transactions contemplated thereby ("Proposal 1"), and (2) a proposal to approve and adopt the Inducement Agreement and the transactions contemplated thereby ("Proposal 2").

    The stockholders approved each of the proposals with the following vote totals:

                                                                       FOR             AGAINST         ABSTAIN
                                                                ------------------  --------------  --------------
Proposal 1....................................................  3,194,362 shares    8,235 shares    2,904 shares
Proposal 2....................................................  3,194,333 shares    8,302 shares    2,866 shares

    There were no broker non-votes on either of the proposals.

    As of the record date for the Special Meeting (June 27, 1997), there were 4,314,223 shares of Common Stock of the Company issued and outstanding and eligible to vote at the Special Meeting. Accordingly, the holders of 74.0% of the total outstanding shares of Common Stock eligible to vote at the Special Meeting approved each of the proposals.

Annual Meeting:    The Company's Annual Meeting of Stockholders was held
September 10, 1997 for the purposes of electing Directors. The following persons were elected to the Board of Directors:

                                                      FOR                WITHHELD
                                                   ----------          ------------
Stephen Lukas, Sr................................   2,790,249 shares   9,594 shares
Kenneth H. Robertson.............................   2,790,799 shares   9,044 shares
Robert P. Scherer, Jr............................   2,790,744 shares   9,099 shares
William J. Thompson..............................   2,790,789 shares   9,054 shares


     There were no broker non-votes with respect to the election of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


 EXHIBIT NO.                              DESCRIPTION
 -----------                      -----------------------
     27                           Financial Data Schedule

    (b) Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K dated August 11, 1997 with respect to the consummation of the Marquest Transactions.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCHERER HEALTHCARE, INC.
                                        (Registrant)

    Date: November 14, 1997             /s/ Robert P. Scherer, Jr.
          -----------------             -------------------------------
                                            Robert P. Scherer, Jr.
                                            Chairman

    Date: November 14, 1997             /s/ Gary W. Ruffcorn
          -----------------             -------------------------------
                                            Gary W. Ruffcorn
                                            Chief Financial Officer

                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

           The following exhibit is being filed with this report.

    Exhibit                                                         Page
    Number                         Description                     Number
    -------  ----------------------------------------------------  ------

      27                   Financial Data Schedule                   17
                      (included only in EDGAR filing)