Form 10-Q
period 1997-12-31
SCHERER HEALTHCARE INC
filed 1998-02-06
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ----------------------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                            Commission File No. 0-10552

                           ----------------------------

                             SCHERER HEALTHCARE, INC.
              (Exact name of registrant as specified in its Charter)

               Delaware                                  59-0688813)
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.

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

                                 YES X   NO
                                    ---    ---

    Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

              Class                       Outstanding as of February 3, 1998
 ----------------------------------     --------------------------------------
  Common Stock, $0.01 par value                       4,314,277

                            SCHERER HEALTHCARE, INC.

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended December 31, 1997

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                         PAGE
NUMBER            PART I. FINANCIAL INFORMATION             NUMBER
------          ---------------------------------       -------------
  1    Financial Statements:

       Condensed Consolidated Balance
       Sheets as of December 31, 1997
       and March 31, 1997.............................         3

       Condensed Consolidated Statements
       of Operations for the Three and Nine Months
       Ended December 31, 1997 and 1996...............         5

       Condensed Consolidated Statements
       of Cash Flows for the Nine Months
       Ended December 31, 1997 and 1996...............         6

       Notes to Condensed Consolidated
       Financial Statements...........................         7

  2    Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations..................................        11

                     PART II. OTHER INFORMATION

  1    Legal Proceedings..............................        14

  6    Exhibits and Reports on Form 8-K...............        14

       SIGNATURES.....................................        15

       Index to Exhibits..............................        16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                DECEMBER 31, 1997  MARCH 31, 1997
                                                                -----------------  --------------
CURRENT ASSETS
  Cash and cash equivalents....................................     $   5,475,000     $  3,237,000
  Accounts receivable, less allowance for doubtful
    accounts of $181,000 at December 31, 1997 and
    $171,000 at March 31, 1997.................................         3,288,000        2,694,000
  Current maturities of notes receivable.......................           142,000          176,000
  Inventories..................................................           175,000          170,000
  Prepaid and other............................................            81,000           66,000
                                                                 -----------------  --------------
     Total current assets......................................         9,161,000        6,343,000
                                                                 -----------------  --------------
PROPERTY AND EQUIPMENT.........................................         8,536,000        7,709,000
  Less accumulated depreciation................................        (4,497,000)      (4,060,000)
                                                                 -----------------  --------------
  Net property and equipment...................................         4,039,000        3,649,000
                                                                 -----------------  --------------
OTHER ASSETS
  Cost in excess of net assets acquired, net...................         2,355,000        2,435,000
  Investments, at market value.................................         6,248,000          --
  Other investments, at cost...................................           650,000          650,000
  Notes receivable, less current portion.......................           271,000          371,000
  Intangibles..................................................         1,418,000          232,000
  Deferred income taxes........................................           329,000          329,000
  Other........................................................           285,000          289,000
  Net assets of discontinued operations........................           240,000        7,003,000
                                                                 -----------------  --------------
     Total other assets........................................        11,796,000       11,309,000
                                                                 -----------------  --------------
TOTAL ASSETS...................................................     $  24,996,000     $ 21,301,000
                                                                 -----------------  --------------
                                                                 -----------------  --------------

           See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   DECEMBER 31, 1997  MARCH 31, 1997
                                                   -----------------  --------------
CURRENT LIABILITIES
 Accounts payable............................         $   706,000       $    977,000
 Accrued expenses............................           1,295,000          1,378,000
 Current maturities of debt obligations......             265,000            555,000
 Income taxes payable........................              90,000             57,000
 Other.......................................              78,000              --
                                                      -----------       ------------
  Total current liabilities..................           2,434,000          2,967,000
                                                      -----------       ------------
LONG-TERM DEBT, net of current maturities....             530,000          2,046,000
                                                      -----------       ------------
OTHER LIABILITIES............................             433,000            325,000
                                                      -----------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Convertible preferred stock--$.01 par value,
   2,000,000 shares authorized; 23,541 shares
   issued and outstanding                                   --                 --
 Common stock--$.01 par value, 12,000,000
   shares authorized; 4,693,585 shares issued;
   4,314,223 shares outstanding..............              47,000             47,000
 Capital in excess of par value..............          22,366,000         22,366,000
 Unrealized loss on investments..............             (53,000)             --
 Retained earnings (accumulated deficit).....           2,272,000         (3,417,000)
 Less treasury stock, at cost................          (3,033,000)        (3,033,000)
                                                      -----------       ------------
  Total stockholders' equity.................          21,599,000         15,963,000
                                                      -----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY....         $24,996,000        $21,301,000
                                                      -----------       ------------
                                                      -----------       ------------

          See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31,
                                                          --------------------------  ---------------------------
                                                              1997          1996          1997           1996
                                                          ------------  ------------  -------------  ------------
NET SALES...............................................  $  3,398,000  $  3,190,000  $  10,314,000  $  9,818,000
COSTS AND EXPENSES
  Cost of goods sold....................................     2,010,000     1,885,000      5,981,000     5,670,000
  Selling, general, and administrative..................     1,140,000     1,087,000      3,533,000     3,603,000
                                                          ------------  ------------  -------------  ------------
    Total costs and expenses............................     3,150,000     2,972,000      9,514,000     9,273,000
                                                          ------------  ------------  -------------  ------------
OPERATING INCOME........................................       248,000       218,000        800,000       545,000
                                                          ------------  ------------  -------------  ------------
OTHER INCOME (EXPENSE)
  Interest income.......................................       174,000        42,000        354,000       117,000
  Interest expense......................................        (7,000)      (69,000)       (74,000)     (178,000)
  Other, net............................................        20,000       --              33,000       --
                                                          ------------  ------------  -------------  ------------
    Total other income (expense)........................       187,000       (27,000)       313,000       (61,000)
                                                          ------------  ------------  -------------  ------------
Income from continuing operations before income taxes...       435,000       191,000      1,113,000       484,000

Benefit (provision) for income taxes....................        (1,000)       11,000          4,000        (6,000)
                                                          ------------  ------------  -------------  ------------
Income from continuing operations.......................       434,000       202,000      1,117,000       478,000

DISCONTINUED OPERATIONS
  Loss from operations of discontinued medical device
   and surgical/safety disposables segment, net of
   income taxes of $0...................................       --           (345,000)      (320,000)     (556,000)
  Gain from disposal of medical device and surgical/
   safety disposables segment, net of income taxes of
   $137,000.............................................       --            --           4,892,000       --
                                                          ------------  ------------  -------------  ------------
NET INCOME (LOSS).......................................  $    434,000  $   (143,000) $   5,689,000  $    (78,000)
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Basic income (loss) per common share
  Income from continuing operations.....................  $       0.10  $       0.05  $        0.26  $       0.11
  Discontinued operations:
    Loss from discontinued operations...................       --              (0.08)         (0.07)        (0.13)
    Gain from disposal of segment.......................       --            --                1.13       --
                                                          ------------  ------------  -------------  ------------
  Net income (loss).....................................  $       0.10  $      (0.03) $        1.32  $      (0.02)
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Weighted average common shares outstanding..............     4,314,223     4,311,206      4,314,223     4,298,139
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Diluted income (loss) per common share
  Income from continuing operations.....................  $       0.09  $       0.05  $        0.24  $       0.11
  Discontinued operations:
    Loss from discontinued operations...................       --              (0.08)         (0.07)        (0.13)
    Gain from disposal of segment.......................       --            --                1.06       --
                                                          ------------  ------------  -------------  ------------
  Net income (loss).....................................  $       0.09  $      (0.03) $        1.23  $      (0.02)
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Weighted average common shares outstanding..............     4,698,483     4,418,483      4,625,174     4,418,483
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------

              See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        NINE MONTHS ENDED DECEMBER
                                                                                                   31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................................  $  5,689,000  $    (78,000)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization.....................................................       539,000       549,000
    Gain from disposal of segment.....................................................    (4,892,000)      --
    Loss from discontinued operations.................................................       320,000       556,000
    Other noncash charges and credits, net............................................        10,000        23,000
  Changes in operating assets and liabilities:
    Accounts receivable, net..........................................................      (603,000)      (46,000)
    Inventories.......................................................................        (5,000)      (68,000)
    Prepaid and other.................................................................       (15,000)       16,000
    Accounts payable and accrued expenses.............................................      (320,000)     (258,000)
    Other liabilities.................................................................       186,000       (17,000)
                                                                                        ------------  ------------
  Net cash provided by operating activities of continuing operations..................       909,000       677,000
                                                                                        ------------  ------------
  Net operating activities of discontinued operations.................................     1,104,000      (800,000)
                                                                                        ------------  ------------
  Net cash provided by (used for) operating activities................................     2,013,000      (123,000)
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net............................................      (827,000)     (768,000)
  Net proceeds from disposal of segment, net of transaction costs.....................    10,273,000       --
  Purchases of long-term investments..................................................    (6,303,000)      --
  Decrease in notes receivable........................................................       135,000       126,000
  Purchase of minority partnership interest...........................................    (1,214,000)      --
  Other investing activities, net.....................................................        11,000       (16,000)
  Net investing activities of discontinued operations.................................        52,000       187,000
                                                                                        ------------  ------------
Net cash provided by (used for) investing activities..................................     2,127,000      (471,000)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayment of) proceeds from borrowings.........................................    (1,806,000)      239,000
  Net repayments to affiliated companies..............................................       --           (136,000)
  Net financing activities of discontinued operations.................................       (96,000)     (283,000)
                                                                                        ------------  ------------
Net cash used for financing activities................................................    (1,902,000)     (180,000)
                                                                                        ------------  ------------
CHANGE IN CASH AND CASH EQUIVALENTS...................................................     2,238,000      (774,000)

CASH AND CASH EQUIVALENTS, beginning of period........................................     3,237,000     3,622,000
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS, end of period..............................................  $  5,475,000  $  2,848,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 1997, the Company's marketable securities were categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and were carried at fair market value, with unrealized holding gains and losses reported as a separate component of shareholders' equity (see Note 7).

NOTE 2.
The components of inventory at December 31, 1997 and March 31, 1997 consisted of the following:

                                                         DECEMBER 31, 1997  MARCH 31, 1997
                                                         -----------------  --------------
    Finished products..................................     $    16,000       $   29,000
    Containers, packaging, and raw materials...........         159,000          141,000
                                                         -----------------  --------------
                                                            $   175,000       $  170,000
                                                         -----------------  --------------
                                                         -----------------  --------------


Inventories are stated at the lower of net realizable value or cost primarily using the first-in, first-out ("FIFO") method.

NOTE 3.
Debt and obligations under capital leases at December 31, 1997 and March 31, 1997 consisted of the following:

                                                         DECEMBER 31, 1997  MARCH 31, 1997
                                                         -----------------  --------------
    Obligations under capital leases, due in varying
      installments through fiscal 2002.................     $   795,000      $   643,000
    Note payable, due through fiscal 2002, prime
      rate (a).........................................          --            1,958,000
                                                         -----------------  --------------
                                                                795,000        2,601,000
    Less current maturities............................        (265,000)        (555,000)
                                                         -----------------  --------------
    Long-term debt.....................................     $   530,000     $  2,046,000
                                                         -----------------  --------------
                                                         -----------------  --------------


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

NOTE 5.
Effective July 28, 1997, the Company and Marquest Medical Products, Inc. ("Marquest"), which was a majority owned subsidiary of the Company, completed the previously announced transactions with Vital Signs, Inc. ("VSI"). Pursuant to the terms of an Agreement and Plan of Merger dated as of March 14, 1997 (the "Merger Agreement"), between Marquest, VSI, and VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, VSI acquired Marquest upon the merger (the "Merger") of VSI Acquisition Corporation with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, pursuant to the terms of the Scherer Healthcare Inducement Agreement dated as of March 14, 1997 (the "Inducement Agreement"), between the Company, Marquest, and VSI, VSI purchased from the Company certain assets of the Company leased or licensed by the Company to Marquest and used by Marquest in the manufacture and sale of arterial blood gas products (the "ABG Assets") and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete. The Company recorded gains, net of income taxes and transaction costs, of approximately $3,552,000 and $1,340,000 from the Merger and the sale of the ABG Assets, respectively. The aggregate net gain of $4,892,000 from the Merger and the sale of the ABG Assets has been reported as "Gain from disposal of medical device and surgical/safety disposables segment" under discontinued operations (see Note
6) in the accompanying Condensed Consolidated Statements of Operations. The Merger, the sale of the ABG Assets by the Company to VSI, and the execution of the covenant not to compete are collectively referred to as the "Marquest Transactions".

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

    The following results of operations are attributable to the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment:

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       DECEMBER 31,                DECEMBER 31,
                                                                 -------------------------  ---------------------------
                                                                    1997          1996          1997          1996
                                                                    -----     ------------  ------------  -------------
Net Sales......................................................   $  --       $  5,060,000  $  6,623,000  $  16,909,000
                                                                    -----     ------------  ------------  -------------
Cost of goods sold.............................................      --          3,282,000     4,519,000     11,905,000
Selling, general, and administrative...........................      --          1,837,000     2,106,000      5,136,000
Research and development expenditures..........................      --             97,000        90,000        195,000
Other costs and expenses, net..................................      --            344,000       567,000        619,000
                                                                    -----     ------------  ------------  -------------
  Total costs and expenses.....................................      --          5,560,000     7,282,000     17,855,000
                                                                    -----     ------------  ------------  -------------
Loss before minority interest..................................      --           (500,000)     (659,000)      (946,000)
Minority interest in net loss of subsidiary and partnership....      --            155,000       339,000        390,000
                                                                    -----     ------------  ------------  -------------
Loss from discontinued operations..............................   $  --       $   (345,000) $   (320,000) $    (556,000)
                                                                    -----     ------------  ------------  -------------
                                                                    -----     ------------  ------------  -------------

    The net assets (liabilities) of the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment at December 31, 1997 and March 31, 1997 are as follows:

                                                                                DECEMBER 31, 1997  MARCH 31, 1997
                                                                                -----------------  --------------
ASSETS:
  Accounts receivable, net....................................................     $   --           $  3,393,000
  Inventory...................................................................         --              3,282,000
  Prepaid and other...........................................................         --                152,000
  Notes receivable............................................................         --                 47,000
  Property and equipment, net.................................................         --              6,558,000
  Cost in excess of net assets acquired, net..................................         --              3,969,000
  Other assets................................................................         --                144,000
                                                                                      --------     --------------
    Total assets..............................................................         --             17,545,000
                                                                                      --------     --------------
LIABILITIES:
  Accounts payable and accrued expenses.......................................          47,000         3,560,000
  Income taxes payable........................................................         137,000           --
  Current maturities of debt obligations......................................         --                842,000
  Long-term debt, net of current maturities...................................         --              4,600,000
  Minority shareholder interest...............................................         --              1,891,000
                                                                                      --------     --------------
    Total liabilities.........................................................         184,000        10,893,000
                                                                                      --------     --------------
Net assets (liabilities) of the Medical Device and Surgical/Safety Disposables
  Segment.....................................................................        (184,000)        6,652,000
Net assets of Biofor, Inc. (a)................................................         424,000           351,000
                                                                                      --------     --------------
Net assets of discontinued operations.........................................     $   240,000      $  7,003,000
                                                                                      --------     --------------
                                                                                      --------     --------------

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

NOTE 7.
During the third quarter of fiscal 1998, the Company invested a portion of the proceeds from the Marquest Transactions in high-grade marketable securities. The Company has classified its marketable securities, which consist of municipal bonds, corporate bonds, and preferred stocks, as available-for-sale securities as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These marketable securities are being carried at fair market value and unrealized holding gains and losses have been reported as a separate component of shareholders' equity.

    The amortized cost and fair market value of the Company's marketable securities at December 31, 1997 are as follows:

                                                                               NET UNREALIZED      FAIR MARKET
                                                              AMORTIZED COST        LOSS              VALUE
                                                              --------------  -----------------  ----------------
Municipal bonds.............................................   $  4,784,000      $   (14,000)      $  4,770,000
Corporate bonds.............................................      1,219,000          (27,000)         1,192,000
Preferred stocks............................................        298,000          (12,000)           286,000
                                                              --------------        --------     ----------------
  Total.....................................................   $  6,301,000      $   (53,000)      $  6,248,000
                                                              --------------        --------     ----------------
                                                              --------------        --------     ----------------

    The municipal bonds mature after three years through thirty years and the corporate bonds mature after eleven years through twenty-seven years.

NOTE 8.
The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment described in Part II, Item 1 below, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. After separate appraisals performed by the partners were not consistent, a third independent appraiser was retained by the partners to review each of the previous valuations and to determine the purchase price for the minority interest. In early October 1997, the independent appraiser informed the Company and the minority partner of its determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

    At December 31, 1997, the purchase price of $1,100,000 for the 40% partnership interest in BSP and the associated transaction costs of $114,000 have been reported as intangibles and are being amortized over 30 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning sales of the Company' products or services and operating income. The Company cautions that various factors, including, without limitation, the factors discussed below and in the Company's 1997 Annual Report on Form 10-K as well as general economic conditions and industry trends, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all of such factors.

RESULTS OF OPERATIONS

Net Sales and Operating Income (Loss).
--------------------------------------
    The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31,
                                                          --------------------------  ---------------------------
                                                              1997          1996          1997           1996
                                                          ------------  ------------  -------------  ------------
NET SALES:
  Waste Management Services Segment.....................  $  3,139,000  $  2,954,000  $   9,300,000  $  8,832,000
  Consumer Healthcare Products Segment..................       259,000       236,000      1,014,000       986,000
                                                          ------------  ------------  -------------  ------------
    Company Totals......................................  $  3,398,000  $  3,190,000  $  10,314,000  $  9,818,000
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
OPERATING INCOME (LOSS):
  Waste Management Services Segment.....................  $    371,000  $    304,000  $   1,179,000  $    868,000
  Consumer Healthcare Products Segment..................        87,000        61,000        425,000       369,000
  Corporate.............................................      (210,000)     (147,000)      (804,000)     (692,000)
                                                          ------------  ------------  -------------  ------------
    Company Totals......................................  $    248,000  $    218,000  $     800,000  $    545,000
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------

    The Company's net sales increased by approximately 7% to $3,398,000 for the third quarter of fiscal 1998 from $3,190,000 for the third quarter of fiscal 1997. The Company reported operating income of $248,000 for the third quarter of fiscal 1998 compared to operating income of $218,000 during the same period in fiscal 1997, an increase of 14%. The Company's cost of goods sold were 59% of net sales in the third quarter of fiscal 1998, which was unchanged compared to the third quarter of fiscal 1997. Additionally, selling, general, and administrative expenses remained flat at 34% of net sales in both the third quarter of fiscal 1998 and the third quarter of fiscal 1997.

    For the first nine months of fiscal 1998, the Company's net sales increased by 5% to $10,314,000 from $9,818,000 during the first nine months of fiscal 1997. The Company's operating income increased to $800,000 for the nine months ended December 31, 1997 from $545,000 for the nine months ended December 31, 1996, an increase of 47%. The Company's cost of goods sold were flat at 58% of net sales for the nine months ended December 31, 1997 and 1996. Selling, general and administrative expenses decreased to 34% of net sales for the nine months ended December 31, 1997 from 37% for the nine months ended December 31, 1996. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners and Medical Waste Systems, Inc. (collectively "Bio Systems"), increased approximately 6% to $3,139,000 in the third quarter of fiscal 1998 from $2,954,000 during the third quarter of fiscal 1997. Bio Systems' net sales increased 5% to $9,300,000 for the nine months ended December 31, 1997 from $8,832,000 during the same period in fiscal 1997. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals have become more receptive to outsourcing certain services such as sharps management. Additionally, the recent industry trend toward the formation of hospital networks has enhanced Bio Systems sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers.

    Bio Systems reported an increase in operating income of approximately 22% to $371,000 for the third quarter of fiscal 1998 from $304,000 for the third quarter of fiscal 1997. Bio Systems' operating income increased 36% to $1,179,000 for the nine months ended December 31, 1997 from $868,000 during the same period in fiscal 1997. The operating improvement is primarily the result of Bio Systems reducing its administrative costs and expenses, which is discussed below.

    For the third quarter of fiscal 1998, Bio Systems' cost of goods sold were 61% of net sales, which was unchanged compared to the third quarter of fiscal 1997. Bio Systems' cost of goods sold increased slightly to 61% of net sales for the nine months ended December 31, 1997, as compared to 60% of net sales for the same period in fiscal 1997. The increase was primarily due to expenses associated with an increased level of new hospital account activity which causes a temporary increase in labor and supply costs.

    Selling, general, and administrative expenses decreased to 27% of net sales for the third quarter of fiscal 1998 from 29% of net sales for the third quarter of fiscal 1997, and decreased to approximately 27% of net sales for the nine-month period ended December 31, 1997 from approximately 30% of net sales for the same period in fiscal 1997. The decrease is due to Bio Systems' success in controlling its administrative costs and expenses, such as business liability insurance, combined with a decrease in expenses associated with the purchase of the minority partner's 40% partnership interest in Bio Systems Partners in October 1997 (see Part II, Item 1). Bio Systems capitalized certain cost associated with the purchase of the minority partnership interest in fiscal 1998, while the costs incurred in fiscal 1997, primarily legal fees, were expensed.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for Scherer Laboratories, Inc. ("Scherer Labs"), which operates the Company's Consumer Healthcare Products Segment, increased 10% to $259,000 during the third quarter of fiscal 1998 from $236,000 during the third quarter of fiscal 1997. The increase in net sales for the third quarter is attributable to the timing of sales orders of some of Scherer Labs' higher volume products. Net sales increased 3% to $1,014,000 for the nine months ended December 31, 1997 from $986,000 for the same period in fiscal 1997.

    Scherer Labs' operating income increased approximately 43% to $87,000 for the third quarter of fiscal 1998 compared to $61,000 for the third quarter of fiscal 1997. Operating income increased by approximately 15% to $425,000 for the nine-month period ended December 31, 1997 from $369,000 for the nine months ended December 31, 1996. The improvement in operating income can be attributed to the increase in net sales described above combined with a decrease in management consulting fees, expenses associated with Scherer Labs' contracted warehouse and distribution facility, and certain administrative costs.

Other Income (Expense).
-----------------------
    Interest income increased to $174,000 for the third quarter of fiscal 1998 from $42,000 for the third quarter of fiscal 1997, and increased to $354,000 for the nine months ended December 31, 1997 from $117,000 for the nine months ended December 31, 1996. The increase is a result of the investment, principally in marketable securities (see Note 7), of the net proceeds received from the Marquest Transactions.

    Interest expense decreased to $7,000 for the third quarter of fiscal 1998 from $69,000 for the third quarter of fiscal 1997, and decreased to $74,000 for the first nine months of fiscal 1998 from $178,000 for the same period in fiscal 1997. The decrease is primarily due to the repayment of the outstanding principal balance on the Amended Note (see Note 4) in July 1997. The Company used a portion of the proceeds from the Marquest Transactions to repay in full the Amended Note.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $5,475,000 at December 31, 1997, an increase of $2,238,000 from March 31, 1997. Working capital increased to $6,727,000 at December 31, 1997, compared to $3,376,000 at March 31, 1997.
Long-term debt decreased to $530,000 at December 31, 1997 from $2,046,000 at March 31, 1997. The primary reasons for these changes are discussed below.

Cash Flows from Operating Activities.
-------------------------------------
    The Company's cash provided by operating activities from continuing operations totaled $909,000 for the nine months ended December 31, 1997, up from $677,000 during the same period in fiscal 1997. Bio Systems' operations provided cash of $697,000 for the nine months ended December 31, 1997, compared to $412,000 for the nine months ended December 31, 1996. Scherer Lab's cash provided by operations improved slightly to $334,000 for the nine months ended December 31, 1997 from $307,000 during the same period in fiscal 1997. These increases are a result of Bio Systems' and Scherer Labs' improved operating performance combined with the timing of working capital items.

Cash Flows from Investing and Financing Activities.
---------------------------------------------------
    Cash provided by the Company's investing activities for the nine months ended December 31, 1997 was $2,127,000, as compared to cash used of $471,000 for the same period in fiscal 1997. This increase is a result of the Marquest Transactions (see Note 5) completed in July 1997. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, the Company received $5,625,000 in cash from the sale of the ABG Assets to VSI and $235,000 in cash for the covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. The aggregate proceeds that the Company received from the Merger and the sale of the ABG Assets, net of transaction costs, were $11,296,000 and the cash held by Marquest at the time of the Merger was $1,023,000.

    During the third quarter of fiscal 1998, the Company invested approximately $6,300,000 of the proceeds received from the Marquest Transactions in long-term high-grade marketable securities. These marketable securities, which consist of municipal bonds, corporate bonds, and preferred stocks, mature over periods ranging from 3 to 30 years (see Note 7).

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

    The Company's cash used from financing activities increased to $1,902,000 for the first nine months of fiscal 1998, from $180,000 during the same period in fiscal 1997. This decrease is a result of the repayment in July 1997 of the outstanding principal balance of $1,867,000 on the Amended Note (see Note 4). The Amended Note was due December 1, 2001, had a fixed monthly payment of $43,408, bore interest at prime rate, and was collateralized by 2,432,251 shares of Marquest Common Stock that the Company owned. The Company used a portion of the proceeds from the Marquest Transactions (see Note 5) to pay in full the outstanding principal balance of $1,867,000 on the Amended Note. The Company made installment payments of approximately $91,000 against the Amended Note prior to the repayment.

    In February 1998, the Company will relocate its corporate headquarters to another location in Atlanta, Georgia and anticipates it will achieve cost savings through reduced rent expense.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

 EXHIBIT
   NO.             DESCRIPTION
---------  ---------------------------
   27          Financial Data Schedule

        (b) Reports on Form 8-K.

            None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCHERER HEALTHCARE, INC.
                                               (Registrant)


Date: February 6, 1998                         /s/ Robert P. Scherer, Jr.
      ----------------                         --------------------------------
                                               Robert P. Scherer, Jr.
                                               Chairman

Date: February 6, 1998                         /s/ Gary W. Ruffcorn
      ----------------                         --------------------------------
                                               Gary W. Ruffcorn
                                               Chief Financial Officer

                            SCHERER HEALTHCARE, INC.

                               INDEX OF EXHIBITS

             The following exhibit is being filed with this report.

    EXHIBIT
     NUMBER            DESCRIPTION                              PAGE NUMBER
-------------  ----------------------------------               -----------
      27       Financial Data Schedule                               17
               (included only in EDGAR filing)