Form 10-K
period 1998-03-31
SCHERER HEALTHCARE INC
filed 1998-06-26
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                          Commission File No. 0-10552
                             _____________________

                            SCHERER HEALTHCARE, INC.
             (Exact name of registrant as specified in its Charter)

 Delaware                                  59-0688813
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

     120 Interstate North Parkway, S.E., Suite 305, Atlanta, Georgia 30339
          (Address of principal executive offices, including Zip Code)

              Registrant's telephone number, including area code:

                                 (770) 933-1800

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

                     YES   X                   NO    .
                        ------                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant on June 17, 1998 was $6,467,171. There were 4,315,759 Shares of Common Stock outstanding on June 17, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Parts I and III of this report.

                            SCHERER HEALTHCARE, INC.

                           Annual Report on Form 10-K

                    For the Fiscal Year Ended March 31, 1998

                               Table of Contents
                               -----------------

Item                                                                       Page
Number                                                                    Number
------                                                                    ------
                                     PART I

1.    Business ................................................................3

2.    Properties ..............................................................9

3.    Legal Proceedings .......................................................9

4.    Submission of Matters to a Vote of Security Holders .....................9

4a.   Executive Officers of the Registrant ...................................10

                                    PART II

5.    Market for Registrant's Common Equity and Related Stockholder
      Matters ................................................................10

6.    Selected Financial Data. ...............................................11

7.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations ..................................................11

8.    Financial Statements and Supplementary Data ............................15

9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure ...................................................15

                                    PART III

10.   Directors and Executive Officers of the Registrant .....................16

11.   Executive Compensation .................................................16

12.   Security Ownership of Certain Beneficial Owners and Management .........16

13.   Certain Relationships and Related Transactions .........................16

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......17


                                    SIGNATURES................................19

                                 INDEX OF EXHIBITS ...........................20

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

The Company's strategy has focused on the manufacture, distribution, and sale of specialized healthcare and industrial safety room products and services. At March 31, 1998, the Company, through its subsidiaries operated in the following business segments:

     Waste Management Services Segment:

     (a) Bio Systems Partners, a Georgia partnership, is 100% owned by the Company.

     (b) BioWaste Systems, Inc., a Georgia corporation, is 100% owned by the Company

     (c) Medical Waste Systems, Inc., a Delaware corporation, is 100% owned by the Company.

     Consumer Healthcare Products Segment: Scherer Laboratories Inc., a Texas corporation, is 100% owned by the Company.

As used herein, the term "Company" includes Scherer Healthcare, Inc. and, where appropriate, its subsidiaries and majority owned partnerships.

Sale of Marquest Medical Products, Inc.

Pursuant to the terms of an Agreement and Plan of Merger dated as of March 14, 1997 (the "Merger Agreement"), between Marquest Medical Products, Inc. ("Marquest"), then a 51% owned subsidiary of the Company, Vital Signs, Inc. ("VSI"), and VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, effective July 28, 1997, VSI acquired Marquest upon the merger (the "Merger") of VSI Acquisition Corporation with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, pursuant to the terms of the Scherer Healthcare Inducement Agreement dated as of March 14, 1997 (the "Inducement Agreement"), between the Company, Marquest, and VSI, VSI purchased certain assets from the Company that were leased or licensed by the Company to Marquest and used by Marquest in the manufacture and sale of arterial blood gas products (the "ABG Assets") and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete. The transactions contemplated by the Merger Agreement and the Inducement Agreement, including the Merger and the sale of the ABG Assets, are referred to as the "Marquest Transactions". See "Discontinued Medical Device and Surgical/Safety Disposables Segment - Marquest" for further discussion.

Acquisition of Minority Partnership Interest

The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. After separate appraisals performed by the partners were not consistent, a third independent appraiser was retained by the partners to review each of the previous valuations and to determine the purchase price for the minority interest. In early October 1997, the independent appraiser informed the Company and the minority partner of its determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased, using cash on hand, the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000 and incurred associated transaction costs of $114,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

Financial Information Relating to Segment Operations

Set forth below is certain financial information with respect to each of the Company's operating segments.



                                              Years Ended March 31,
                                                  (In Thousands)
                                          1998         1997         1996
                                          ----         ----         ----
Net Sales:
  Waste Management Services Segment      $ 12,567    $ 11,836    $ 10,752
  Consumer Healthcare Products Segment      1,286       1,276       1,106
                                         --------    --------    --------

   Total                                 $ 13,853    $ 13,112    $ 11,858
                                         --------    --------    --------
                                         --------    --------    --------
Operating Income (Loss) from
Continuing Operations:
  Waste Management Services Segment      $  1,603    $  1,073    $    924
  Consumer Healthcare Products Segment        543         467         368
     Corporate                             (1,112)     (1,022)     (1,056)
                                         --------    --------    --------
        Total                            $  1,034    $    518    $    236
                                         --------    --------    --------
                                         --------    --------    --------
Identifiable Assets:
  Waste Management Services Segment      $ 10,945    $  9,589    $  9,370
  Consumer Healthcare Products Segment        157         111         153
     Corporate  (a)                        14,690      11,670      11,775
                                         --------    --------    --------
        Total                            $ 25,792    $ 21,370    $ 21,298
                                         --------    --------    --------
                                         --------    --------    --------
Depreciation Expense:
  Waste Management Services Segment      $    886    $    816    $    731
  Consumer Healthcare Products Segment          1           1           1
     Corporate                                 29          25          29
                                         --------    --------    --------
        Total                            $    916    $    842    $    761
                                         --------    --------    --------
                                         --------    --------    --------
Capital Expenditures:
  Waste Management Services Segment      $  1,228    $  1,107    $    765
  Consumer Healthcare Products Segment       --             6        --
     Corporate                                113           5        --
                                         --------    --------    --------
        Total                            $  1,341    $  1,118    $    765
                                         --------    --------    --------
                                         --------    --------    --------


 (a) Amount includes net assets of discontinued operations of $188,000, $7,003,000, and $6,360,000 for fiscal years 1998, 1997, and 1996, respectively.

The Company recorded interest income of $521,000, $160,000, and $258,000 for fiscal years 1998, 1997, and 1996, respectively. Additionally, the Company recorded interest expense of $52,000, $195,000, and $559,000 for fiscal years 1998, 1997, and 1996, respectively. The Company records interest income and interest expense at the Corporate level.

Waste Management Services Segment

Overview. The Company operates its Waste Management Services Segment through BSP, BioWaste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"). Prior to fiscal 1998, the Company owned a 60% general partnership interest in BSP, a Georgia partnership. In October 1997, the Company, through BioWaste Systems, Inc., a wholly-owned Georgia corporation, purchased the minority partner's 40% partnership interest in BSP for $1,100,000. Medical Waste Systems, Inc. is a Delaware corporation and is wholly-owned by the Company.

Services. Bio Systems assists hospitals, clinics, doctors, and other health care facilities with the control and disposal of infectious medical waste, principally sharp-edged medical waste, or "sharps", which includes needles, scalpels, and syringes. Bio Systems provides its services in ten Northeastern and Mid-Atlantic states plus the District of Columbia.

Because of the AIDS crisis and public perception regarding the transmission of a number of diseases, safe packaging, transportation and disposal of medical waste has for many years been mandated by federal, state and local governmental regulatory agencies. Sharps medical waste poses a threat to health care workers and the public because of its potential to transmit disease. Consequently, health care facilities have worked to improve the safety of their sharps waste management systems, however, many have found that an in-house system may not be the most cost effective method for their sharps disposal.

Bio Systems' sharps management programs are designed to reduce a medical facility's costs and risks associated with sharps disposal. Bio Systems incorporates reusable containers of various sizes and designs in its systems, which are installed by Bio Systems' personnel at the locations within a medical facility where sharps are discarded. These reusable containers provide a medical facility with a cost effective and environmentally friendly alternative to traditional disposable plastic containers. Bio Systems' personnel collect and replace the containers at the point of use and then transport the full containers to Bio Systems' processing facility where they are emptied and decontaminated for reuse.

Bio Systems maintains a fleet of licensed trucks and trailers to transport medical waste to its processing facility, where the waste is sterilized, pulverized and made available for recycling or disposal via landfill or incineration. During fiscal 1996, Bio Systems consolidated its operations by transferring the medical waste processing operations at its facility located near Philadelphia, Pennsylvania to its processing facility in Farmingdale, New York. Bio Systems uses the Pennsylvania facility to assemble, manage and store its reusable medical waste containers.

Bio Systems also provides medical waste management services designed for medical clinics, physicians and other facilities that generate relatively small quantities of regulated medical waste (small quantity generators). Bio Systems provides these customers with both a reusable container for sharps and a specially designed corrugated box for non-sharp regulated medical waste. This service for small quantity generators includes pick-up, removal and disposal of the medical waste.

Sales and Marketing. Bio Systems markets its services, which are not seasonal and are not subject to backlog, via a direct sales force and through advertising in hospital publications and direct mailings. Bio Systems operates 365 days a year.

Bio Systems' management believes that the recent trend toward consolidation of hospitals, medical clinics and physicians into managed health care networks provides companies with existing medical facility contracts, such as Bio Systems, an advantage in securing contracts with newly affiliated network members.

Customers. Bio Systems' customers include hospitals, nursing homes, medical clinics, physicians and laboratories. Services to hospitals are typically provided under contracts of at least one year. As of March 31, 1998, Bio Systems had contracts with over 200 hospitals including agreements with the Greater New York Hospital Association, New Jersey Hospital Association, and seven of the largest hospital networks in the northeast. Additionally, Bio Systems provides medical services to over 3,500 small quantity generators including medical clinics, laboratories, and physicians offices.

No single customer accounts for over 10% of Bio Systems' sales revenues.

Competition. Bio Systems' principal competition comes from in-house management of sharps wherein the hospital purchases disposable containers from one of several manufacturers, uses hospital personnel to collect and replace containers when full, and disposes of the containers and waste with on-site equipment or through a third party medical waste hauler. Additionally, Bio Systems has two direct competitors which offer similar full-service programs.

With regard to its small quantity generator services, Bio Systems competes with several national and local medical waste service providers.

Though Bio Systems faces significant competition in its market areas, it believes it has a strong competitive position because of its reusable sharps containers, specialized service infrastructure and strategically located transfer and processing facilities.

Regulation. The medical waste industry is subject to a variety of federal, state and local regulations regarding its collection, transport, processing, and disposal. Bio Systems has obtained licenses or authorizations from the appropriate governmental regulatory agencies to operate its processing and transfer facilities in Farmingdale, New York, Warminster, Pennsylvania, and Haverhill, Massachusetts.

New regulations are frequently promulgated, compliance with which could have a material adverse effect on Bio Systems' business. Management is not aware of any pending regulations that would have such a material adverse effect.

Employees. Bio Systems has approximately 120 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 66% of Bio Systems' employees. Bio Systems entered into a three-year collective bargaining agreement in June 1996 with the union for its New York employees and a three-year agreement in October 1996 with the union for its Pennsylvania employees. Management considers its employee relations to be good.

Consumer Healthcare Products Segment

Overview. In 1981, the Company acquired Scherer Laboratories, Inc., ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs markets brand name and generic over-the-counter drugs. These products are primarily used for treatment of colds and coughs, eye and ear irritations and insect bites. In early fiscal 1997, Scherer Labs discontinued the sale of its one remaining prescription drug for which sales were $12,000 in fiscal 1996.
The loss of these sales did not have a material effect on the Company. Scherer Labs' products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 1.5% of total annual sales.

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

In the second quarter of fiscal 1999, the Company intends to begin performing all inventory and shipping functions internally by utilizing warehouse space currently leased in one of the Company's Atlanta, Georgia facilities.

Seasonality. The sales of most of Scherer Labs' products are evenly distributed throughout the year. However, the majority of three of Scherer Labs' products are purchased by consumers during the summer months. As a result of this seasonal activity, approximately 33% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

Customers. Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers located in the Southwest region of the United States with approximately 35% of sales to retail outlets located in other areas of the country. Sales to Wal-Mart Stores, Inc. represented approximately 53%, 55% and 45% of total sales for fiscal 1998, 1997 and 1996, respectively. These sales were through McKesson Drug Co., Wal-Mart's primary wholesaler, and account for over 80% of McKesson's total purchases from Scherer Labs. The loss of Wal-Mart's business would have a material adverse effect on Scherer Labs' ability to continue to operate profitably.

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

Discontinued Medical Device and Surgical/Safety Disposables Segment

The operations of Marquest and Scherer Healthcare, Ltd. ("Scherer Ltd.") were included in the Company's Medical Device and Surgical/Safety Disposables Segment. The assets and businesses of Scherer Ltd., a limited partnership that was 65% owned by the Company, were sold in two separate transactions in October 1995 and October 1996. In July 1997, the Company and Marquest, which was a majority owned subsidiary of the Company, completed certain transactions whereby VSI acquired Marquest. Effective with the sale of Marquest to VSI, the operations of the Medical Device and Surgical/Safety Segment have been accounted as a discontinued segment. Set forth below is information regarding Marquest and Scherer Ltd. and the transactions discussed above.

Marquest

In fiscal 1994, the Company and Marquest completed a series of transactions whereby the Company obtained a controlling interest in Marquest. Marquest is a manufacturer and international distributor of specialty cardiopulmonary support, respiratory and anesthesia disposable devices. Marquest utilized an internal sales force and independent distributors to market its four major product groups: blood collection systems for diagnostic testing, aerosolized medication delivery systems, heated humidification systems, and anesthesia and respiratory breathing systems.

As part of the transactions completed in fiscal 1994, Marquest sold to the Company the ABG Assets for $4,500,000 in cash and the Company then leased the ABG Assets to Marquest in exchange for a royalty equal to 3.25% of the net arterial blood gas product line sales. Marquest had the option to repurchase the ABG Assets from the Company for $4,500,000 plus $22,500 for each month lapsed between June 1993 and the date of repurchase. Primarily as consideration for the repurchase option on the ABG Assets, Marquest granted to the Company warrants for the purchase of 6,580,000 shares of Marquest Common Stock, exercisable at $0.75 per share.

In fiscal 1994, the Company also participated in Marquest's exchange offer of approximately $12,650,000 of defaulted Marquest Swiss Bonds. In connection with the exchange offer, the Company issued 43,516 shares of the Company's 5% Convertible Preferred Stock to the former holders of the Marquest Swiss Bonds. In exchange for its Preferred Stock, the Company received $4,352,000 of Marquest six-year 8% notes (the "Marquest Notes") convertible into Marquest Common Stock. In May 1994, the Company converted $2,500,000 of the Marquest Notes into 3,333,333 shares of Marquest Common Stock. In March 1996, the Company converted the remaining balance of $1,852,000 on the Marquest Notes plus the associated accrued interest and accrued but unpaid management fees owed to the Company by Marquest into 3,877,859 shares of Marquest Common Stock.

Effective July 28, 1997, VSI acquired Marquest upon the Merger of VSI Acquisition Corporation with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, pursuant to the terms of the Inducement Agreement, VSI purchased the ABG Assets from the Company and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete.

Scherer Ltd.

The Company, through a wholly-owned subsidiary, owned a 65% interest in Scherer Ltd. and was its sole general partner. Scherer Ltd., which was formed in 1987, was engaged in the manufacture and distribution of three disposable product lines: surgical drapes and gowns, surgical trays, and industrial/clean room specialty apparel.

In October 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical, a wholly owned subsidiary of Cordis Corporation for $6,527,000. The assets sold were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer, Ltd.'s facility located in Asheville, North Carolina. Scherer, Ltd. received net proceeds, before income taxes, of $4,922,000. Scherer, Ltd. continued in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") after the sale of the Medical Business.

In October 1996, Scherer, Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer, Ltd.'s Industrial Business and included accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable and liabilities related to the Industrial Business.

The two transactions discussed above eliminated substantially all of the assets of Scherer Ltd.; therefore, Scherer Ltd. was dissolved on December 2, 1996.

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

         Corporate Segment:
            Scherer Healthcare, Inc.
               Atlanta, Georgia - 2,100 square feet of leased office space. Atlanta, Georgia - 5,300 square feet of leased office and warehouse space (the warehouse space will be used by Scherer Laboratories, Inc. beginning in July 1998)
            Biofor, Inc.
               Waverly, Pennsylvania - 30,000 square foot building owned by
                    Biofor.

The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

The Company does not have any material pending legal actions but is a party to certain other legal proceedings, however, it does not anticipate that any of such proceedings will have any material adverse affect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote during the quarter ended March 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The names, ages at June 1, 1998, and current positions with the Company of the executive officers, including all positions and offices with the Company held by such persons, are listed below. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.


      Name and Age                  Positions with the Company
      ------------                  --------------------------
      Robert P. Scherer, Jr., 65    Director of the Company since 1977; Chairman
                                    of the Board of Directors and Chief
                                    Executive Officer of the Company since
                                    February 1995; President of the Company
                                    since May 1998. A Director, executive
                                    officer and controlling stockholder of RPS
                                    Investments, Inc. since its formation.

      Gary W. Ruffcorn, 36          Vice President, Chief Financial Officer, and
                                    Assistant Secretary of the Company since
                                    September 1997. Director of Finance and
                                    Accounting of the Company from April 1995 to
                                    September 1997; Principal Financial and
                                    Accounting Officer of the Company from
                                    August 1995 to September 1997. Prior to
                                    joining the Company, Mr. Ruffcorn held
                                    various accounting positions with Ogden
                                    Projects, Inc., including Assistant
                                    Controller/Director of Accounting, from
                                    March 1988 to March 1995.



      Amy M. Murphy resigned as President and Chief Operating Officer of the Company in May 1998. Robert P. Scherer, Jr. assumed Ms. Murphy's responsibilities.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Common Stock
At March 31, 1998, there were approximately 2,003 shareholders of record of the Company's Common Stock. The Company's Common Stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:


                           Fiscal             Fiscal
                            1998              1997
                          -------             ------
                        High      Low       High      Low
                       ------   -------   -------  -------
First Quarter         $ 2.250   $ 1.500   $ 5.500  $ 3.875
Second Quarter          3.625     2.125     4.625    2.250
Third Quarter           4.125     3.000     3.750    2.000
Fourth Quarter          4.250     3.375     2.625    2.000


On June 17, 1998, the closing price of the Common Stock was $3.75.

While there are no restrictions to prevent the payment of dividends, the Company has not paid a cash dividend in its history. The current policy of the Company's Board of Directors is to retain any available earnings for use in the operations and expansion of the Company's business. Therefore, the Company has no current intention to pay cash dividends on its Common Stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, the ability of the Company's subsidiaries to pay cash dividends to the Company and any factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of the Company as of March 31, 1998 and 1997 and for each of the years in the three year period ended March 31, 1998, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.

SELECTED FINANCIAL DATA
(In Thousands Except Per Share Data)


                                                                            Year Ended March 31,
                                                                            --------------------
                                                              1998         1997       1996         1995         1994
                                                              ----         ----       ----         ----         ----
Net sales ................................................   $ 13,853    $ 13,112    $ 11,858     $ 11,023    $ 10,672
Cost of goods sold .......................................   $  8,008    $  7,633    $  6,716     $  6,062    $  5,915
Selling, general and administrative expenses .............   $  4,811    $  4,961    $  4,906     $  5,745    $  4,850
Nonrecurring charges .....................................       --          --          --       $  2,000        --
Other income (expense), net ..............................   $    491    $    (68)   $   (200)    $   (573)   $    742
Minority interest in net income ..........................       --          --          --       $    (74)       --
Income (loss) from continuing operations .................   $  1,504    $    446    $    214     $ (2,793)   $  1,763
Income (loss) from continuing operations per share basic .   $   0.35    $   0.10    $   0.05     $  (0.66)   $   0.45
Income (loss) from continuing operations per share diluted   $   0.33    $   0.10    $   0.05     $  (0.66)   $   0.43
Loss from discontinued operations ........................   $   (395)   $   (623)   $ (1,224)    $ (7,378)   $ (5,980)
Gain (loss) from disposal of discontinued operations .....   $  4,892    $    (84)   $  2,758        --          --
Net income (loss) ........................................   $  6,001    $   (261)   $  1,748     $(10,171)   $ (3,963)

Net income (loss)  per share - basic .....................   $   1.39    $  (0.06)   $   0.41    $   (2.39)   $  (1.00)
Net income (loss)  per share - diluted ...................   $   1.33    $  (0.06)   $   0.40    $   (2.30)   $  (0.97)
Average shares outstanding - basic .......................      4,314       4,302       4,277        4,254       3,954
Average shares outstanding - diluted .....................      4,521       4,418       4,418        4,421       4,073
Total assets .............................................   $ 25,792    $ 21,370    $ 21,298    $  27,123    $ 34,725
Total long-term liabilities ..............................   $  1,011    $  2,371    $    648    $     726    $    591
Stockholders' equity .....................................   $ 21,916    $ 15,963    $ 16,174    $  14,486    $ 24,657
Cash dividends ...........................................       --          --          --            --          --




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning sales of the Company's products or services and operating income. The Company cautions that various factors, including, without limitation, the factors discussed below as well as general economic conditions and industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all of such factors.

Results of Operations


Net Sales and Operating Income (Loss). The following table sets forth the net sales and operating income (loss) for each segment of the Company's business for the last three fiscal years:


                                          Year Ended March 31,
                                          --------------------
                                        1998       1997     1996
                                        ----       ----     ----
                                             (In Thousands)
NET SALES:
Waste Management Services Segment      $12,567   $11,836   $10,752
Consumer Healthcare Products Segment     1,286     1,276     1,106
                                       -------   -------   -------
    Company Totals                     $13,853   $13,112   $11,858
                                       -------   -------   -------
                                       -------   -------   -------

OPERATING INCOME (LOSS):
Waste Management Services Segment      $ 1,603    $ 1,073    $   924
Consumer Healthcare Products Segment       543        467        368
Corporate                               (1,112)    (1,022)    (1,056)
                                       -------    -------    -------
    Company Totals                     $ 1,034    $   518    $   236
                                       -------    -------    -------
                                       -------    -------    -------

Fiscal 1998 vs. Fiscal 1997

The Company's net sales increased by approximately 6% to $13,853,000 for fiscal 1998 from $13,112,000 for fiscal 1997. The Company's operating income increased to $1,034,000 for fiscal 1998 from $518,000 in fiscal 1997, an increase of approximately 100%. The Company's cost of goods sold were 58% of net sales in fiscal 1998, which was unchanged as compared to fiscal 1997. Selling, general, and administrative expenses decreased to 35% of net sales in fiscal 1998 from 38% in fiscal 1997.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems, increased 6% to $12,567,000 in fiscal 1998 from $11,836,000 in fiscal 1997. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals have become more receptive to out-sourcing certain services such as sharps management. Additionally, the recent industry trend toward the formation of hospital networks has enhanced Bio Systems' sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers.
These factors also impact the prices Bio Systems is able to charge new and potential customers.

Bio Systems reported an increase in operating income of 49% to $1,603,000 for fiscal 1998 from $1,073,000 for fiscal 1997. For fiscal 1998, Bio Systems' cost of goods sold were 60% of its net sales, which was unchanged compared to fiscal 1997. Selling, general, and administrative expenses decreased to 27% of net sales for fiscal 1998 from 30% of net sales for fiscal 1997. The decrease in selling, general, and administrative expenses is due to Bio Systems' success in controlling its administrative costs and expenses, such as business liability insurance, combined with a decrease in expenses associated with the purchase of the minority partner's 40% partnership interest in BSP in October 1997. See "Item 1. Business - Acquisition of Minority Partnership Interest." Bio Systems capitalized certain costs, primarily legal fees, associated with the purchase of the minority partnership interest in fiscal 1998, while the costs incurred in fiscal 1997 associated with the transaction were charged to expense. Additionally, Bio Systems reduced its bad debt expense in fiscal 1998, even though its net sales increased, primarily due to the implementation of an aggressive collection effort of its accounts receivable.

Consumer Healthcare Products Segment

Net sales for Scherer Labs, which operates in the Company's Consumer Healthcare Products Segment, increased 1% to $1,286,000 for fiscal 1998 from $1,276,000 for fiscal 1997. This slight increase is attributable to a price increase on some of Scherer Labs' products in early fiscal 1998. Recent consolidation within the industry has negatively impacted the sales of Scherer Labs' products. As a result of the industry consolidation, some of Scherer Labs' customers have either significantly decreased or discontinued their sales orders for Scherer Labs' products.

Scherer Labs' operating income improved 16% to $543,000 for fiscal 1998 from $467,000 for fiscal 1997. For fiscal 1998, Scherer Labs' cost of goods sold decreased to 33% of net sales from 37% of net sales for fiscal 1997. This improvement can be attributed to a decrease in cost of materials because Scherer Labs' shipped fewer product units in fiscal 1998, primarily as a result of the industry consolidation discussed above, combined with a favorable inventory reserve adjustment. Selling, general, and administrative expenses decreased slightly to 25% of net sales in fiscal 1998 from 26% of net sales in fiscal 1997. This improvement is due to a decrease in certain management consulting fees and expenses associated with Scherer Labs' contracted warehouse and distribution facility. The Company intends to begin performing all inventory and shipping functions internally in the second quarter of fiscal 1999 by utilizing warehouse space currently leased in one of the Company's Atlanta, Georgia facilities.

Corporate

The Company recorded operating expenses at the corporate level of $1,112,000 and $1,022,000 for fiscal years 1998 and 1997, respectively. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions, including the Company's executive officers, rent expense, and professional accounting and legal fees. In fiscal 1998, the Company recorded approximately $120,000 in legal fees associated with litigation that was settled during the year. The Company does not allocate any revenues to the Corporate level.

In February 1998, the Company relocated its corporate headquarters to another location in Atlanta, Georgia and will recognize cost savings through reduced rent expense.

Fiscal 1997 vs. Fiscal 1996

The Company's net sales increased approximately 11% to $13,112,000 for fiscal 1997 from $11,858,000 for fiscal 1996. The Company's operating income increased approximately 119% to $518,000 for fiscal 1997 from $236,000 for fiscal 1996. For fiscal 1997, the Company's cost of goods sold increased to 58% of net sales from 57% of net sales for fiscal 1996. Selling, general, and administrative expenses decreased to 38% of net sales in fiscal 1997 from 41% of net sales in fiscal 1996.

Set forth below is a discussion of the results of operations of each of the Company's business segments for fiscal 1997 compared to fiscal 1996.

Waste Management Services Segment

Net sales for Bio Systems increased 10% to $11,836,000 in fiscal 1997 from $10,752,000 in fiscal 1996. In fiscal 1997, Bio Systems increased its net sales by approximately $810,000 by securing new medical waste disposal contracts with hospitals.

Bio Systems increased its operating income 16% to $1,073,000 in fiscal 1997 from $924,000 in fiscal 1996. Bio Systems' cost of goods sold increased to 60% of net sales in fiscal 1997 from 59% of net sales in fiscal 1996. Selling, general, and administrative expenses decreased to 30% of net sales in fiscal 1997 from 33% in fiscal 1996. The improved operating performance can be attributed to the increase in net sales from the acquisition of new hospital contracts combined with a significant decrease in Bio Systems' workers' compensation insurance expense. The decrease in insurance expense is primarily due to the conversion in October 1995 of Bio Systems' insurance coverage from a fully-insured workers' compensation program to a partially insured program, to take advantage of Bio Systems' excellent claims history.

Consumer Healthcare Products Segment

Scherer Labs' net sales increased approximately 15% to $1,276,000 in fiscal 1997 from $1,106,000 in fiscal 1996. The increase in net sales can be attributed to securing new customers and retail outlets during fiscal 1997.

Scherer Labs improved its operating income 27% to $467,000 in fiscal 1997 from $368,000 in fiscal 1996. While improving its net sales by 15%, as discussed above, Scherer Labs was able to maintain, or improve upon, its prior level of operating costs. Cost of goods sold decreased slightly to 37% of net sales in fiscal 1997 from approximately 38% of net sales in fiscal 1996 and selling, general and administrative expenses decreased to 26% of net sales in fiscal 1997 from 29% in fiscal 1996.

Corporate

The Company's Corporate operating expenses were consistent for fiscal 1997 and 1996 at $1,022,000 and $1,056,000, respectively. Corporate operating expenses include certain administrative, accounting, management oversight and payroll services.

Other Income (Expense). The Company recorded interest income of $521,000, $160,000, and $258,000 in fiscal 1998, 1997, and 1996, respectively. The increase in interest income in fiscal 1998 is a result of the investment, principally in marketable securities (see Note 4 of Notes to Consolidated Financial Statements included elsewhere herein), of the net proceeds received from the Marquest Transactions. In early fiscal 1996, the Company used the investments that were collateralizing a line of credit to repay the borrowings it made against the line of credit. Prior to the termination of the line of credit, the Company recorded $47,000 of interest income from the investments. Additionally, in fiscal 1996, the Company was paid in full the outstanding principal amount owed on a certain note receivable that was scheduled to be repaid in monthly installments over several years. Prior to the repayment, the Company recorded $33,000 in interest income on the note receivable.

The Company recorded interest expense of $52,000, $195,000 and $559,000 in fiscal 1998, 1997, and 1996, respectively. The decrease in interest expense in fiscal 1998 is a result of the repayment of the outstanding principal balance on a note payable to the adult children of an affiliate of the Company in July 1997. See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein. The Company used a portion of the proceeds from the Marquest Transactions to repay in full the note payable. In fiscal 1996, the Company used $4,800,000 of the net proceeds from the sale of the Medical Business to repay a portion of the outstanding loans from affiliates. See "Item 1. Business
- Sale of Marquest Medical Products, Inc." and "- Discontinued Medical Device and Surgical/Safety Disposables Segment."

Income Taxes. The Company recorded an income tax provision of $21,000 and $4,000 in fiscal 1998 and 1997, respectively, and had a tax benefit of $178,000 in fiscal 1996. In fiscal 1998 and 1997, the Company utilized tax loss carryforwards and reduced its valuation allowance accordingly. In fiscal 1998 and in prior years, the Company significantly increased its valuation allowance against its deferred tax assets mainly related to the tax loss carryforwards.

The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based upon the Company's current and anticipated results of operations.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $6,868,000 at March 31, 1998, an increase of $3,631,000 from March 31, 1997. Working capital increased to $7,376,000 at March 31, 1998, compared to $3,376,000 at March 31, 1997. The
Company's long-term debt decreased to $504,000 at March 31, 1998 from $2,046,000 at March 31, 1997. The primary reasons for these changes are discussed below.

Cash Flows from Operating Activities.

The Company's cash provided by operating activities from continuing operations totaled $2,752,000 for fiscal 1998, up from $2,019,000 for fiscal 1997. Bio Systems' operations provided cash of $2,051,000 for fiscal 1998, compared to $1,281,000 in fiscal 1997. The increase can be attributed to Bio Systems' improved operating performance combined with the timing of working capital items, specifically the timing of collections of its accounts receivable. In fiscal 1998, Bio Systems implemented an aggressive effort for collection of its trade accounts receivable. Primarily as a result of this collection effort, Bio Systems improved collection of its accounts receivable by over $800,000 for fiscal 1998 compared to fiscal 1997. Scherer Labs' operations provided cash of $447,000 in fiscal 1998, up slightly from $415,000 in fiscal 1997.

Cash Flows from Investing and Financing Activities.
Cash provided by the Company's investing activities for fiscal year 1998 was $1,721,000, as compared to cash used of $872,000 for fiscal 1997. This increase is a result of the Marquest Transactions completed in July 1997. As a result of the Marquest Transactions, the Company received $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, the Company received $5,625,000 in cash from the sale of the ABG Assets to VSI and $235,000 in cash for the covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. The aggregate proceeds that the Company received from the Merger and the sale of the ABG Assets, net of transaction costs, were $11,296,000 and the cash held by Marquest at the time of the Merger was $1,023,000.

During the third quarter of fiscal 1998, the Company invested approximately $6,300,000 of the proceeds received from the Marquest Transactions in long-term high-grade marketable securities. These marketable securities, which consist of municipal bonds, corporate bonds, and preferred stocks, mature over periods ranging from 3 to 27 years.

The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in BSP which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. After separate appraisals performed by the partners were not consistent, a third independent appraiser was retained by the partners to review each of the previous valuations and to determine the purchase price for the minority interest. In early October 1997, the independent appraiser informed the Company and the minority partner of its determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased, using cash on hand, the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000 and incurred associated transaction costs of $114,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

The Company's cash used from financing activities increased to $1,924,000 for fiscal 1998, from $373,000 in fiscal 1997. This decrease is a result of the repayment in July 1997 of the outstanding principal balance of $1,867,000 on a note payable to the adult children of an affiliate of the Company. The note payable was due December 1, 2001, had a fixed monthly payment of $43,408, bore interest at prime rate, and was collateralized by 2,432,251 shares of Marquest Common Stock that the Company owned. The Company used a portion of the proceeds from the Marquest Transactions to pay in full the outstanding principal balance of $1,867,000 on the note payable. The Company made installment payments of approximately $91,000 against the note payable prior to the repayment.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 1998.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report. Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 1998, all filing requirements applicable to its directors and executive officers were complied within a timely manner, except that Amy M. Murphy and Gary W. Ruffcorn have filed their Form 3s late. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report:

     (1) Financial Statements.

The financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index to Financial Statements and Financial Statement Schedule which appears on page F-1 of this report.

     (2) Financial Statement Schedule.

The financial statement schedule is on page S-1 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are not applicable or because the information required is included in the consolidated financial statements or notes thereto.

     (3) Exhibits.

The following exhibits are filed with or incorporated by reference in this report. Where filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis. The Company will furnish any exhibit upon request to Jeanne M. Fernandez, Secretary, Scherer Healthcare, Inc., 120 Interstate North Parkway, S.E., Suite 305, Atlanta, Georgia 30339. There is a charge of $.50 per page to cover expenses for copying and mailing.

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

         10.3 Conversion Agreement dated March 28, 1996 by and between Marquest Medical Products, Inc. and Scherer Healthcare, Inc. (Exhibit 10 to the Company's Current Report on Form 8-K dated April 17, 1996)

         10.4 Amended and Restated Non-Negotiable Note dated January 17, 1997 by Scherer Healthcare, Inc. to Scherer Capital Company L.L.C. (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997)

         10.5 Agreement and Plan of Merger dated March 14, 1997 by and among Vital Signs, Inc., VSI Acquisition Corporation, and Marquest Medical Products, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 1997)

         10.6 Scherer Healthcare Inducement Agreement dated March 14, 1997 by and between Scherer Healthcare, Inc., Vital Signs, Inc. and Marquest Medical Products, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 21, 1997)

         21    Subsidiaries of Registrant - filed herewith.

         25    Powers of Attorney - filed herewith.

         27    Financial Data Schedule (included only in EDGAR filing)

         99.1 Robert Scherer Inducement Agreement dated March 14, 1997 by Robert P. Scherer, Jr. to Vital Signs, Inc. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 21, 1997)

(b)  Reports on Form 8-K.
       The following Current Reports on form 8-K were filed by the Company during the quarter ended March 31, 1998:

                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 1998.

                               SCHERER HEALTHCARE, INC.


                           By:  /s/Robert P. Scherer, Jr.
                                -------------------------
                                Robert P. Scherer, Jr.
                                Chairman, Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 1998.

Signature                  Title
---------                  -----

/s/Robert P. Scherer, Jr.  Chairman of the Board, Director,
------------------------
Robert P. Scherer, Jr.     Chief Executive Officer, and President



/s/Gary W. Ruffcorn        Vice President and Chief Financial Officer
-----------------------
Gary W. Ruffcorn



/s/Stephen  Lukas, Sr.  *  Director
-------------------------
Stephen  Lukas, Sr.



/s/Kenneth H. Robertson  * Director
--------------------------
Kenneth H. Robertson



/s/William J. Thompson   * Director
--------------------------
William J. Thompson







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

10.3 Conversion Agreement dated March 28, 1996 by and between Marquest Medical
     Products, Inc. and Scherer Healthcare, Inc. (Exhibit 10 to the Company's
     Current Report on Form 8-K dated April 17, 1996)

10.4 Amended and Restated Non-Negotiable Note dated January 17, 1997 by Scherer
     Healthcare, Inc. to Scherer Capital Company L.L.C. (Exhibit 10.5 to the
     Company's Annual Report on Form 10-K for the fiscal year ended March 31,
     1997)

10.5 Agreement and Plan of Merger dated March 14, 1997 by and among Vital Signs,
     Inc., VSI Acquisition Corporation, and Marquest Medical Products, Inc.
     (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21,
     1997)

10.6 Scherer Healthcare Inducement Agreement dated March 14, 1997 by and between
     Scherer Healthcare, Inc., Vital Signs, Inc. and Marquest Medical Products,
     Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K dated March
     21, 1997)

21   Subsidiaries of Registrant - filed herewith.                                     21

25   Powers of Attorney - filed herewith.                                             23

27   Financial Data Schedule (included only in EDGAR filing)

99.1 Robert Scherer Inducement Agreement dated March 14, 1997 by Robert P.
     Scherer, Jr. to Vital Signs, Inc.
     (Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 21,
     1997)


                            SCHERER HEALTHCARE, INC.

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets--March 31, 1998 and 1997.........................F-3

Consolidated Statements of Operations--Years Ended
    March 31, 1998, 1997 and 1996............................................F-5

Consolidated Statements of Stockholders' Equity--Years
    Ended March 31, 1998, 1997 and 1996......................................F-7

Consolidated Statements of Cash Flows--
    Years Ended March 31, 1998, 1997 and 1996................................F-8

Notes to Consolidated Financial Statements...................................F-9

The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)(2):

Schedule II--Valuation and Qualifying Accounts...............................S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of
Scherer Healthcare, Inc.


We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           Arthur Andersen LLP


Atlanta, Georgia
June 3, 1998

                            SCHERER HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                         As of March 31, 1998 and 1997






                                                                            1998                1997
                                                                            ----                ----
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $   6,868,000       $   3,237,000
    Accounts receivable, less allowance for doubtful accounts of
       $189,000 in 1998 and $171,000 in 1997                              2,796,000           2,694,000
    Current maturities of  notes receivable                                 191,000             176,000
    Inventories                                                             174,000             170,000
    Prepaid and other                                                       212,000             135,000
                                                                       ------------        ------------
          Total current assets                                           10,241,000           6,412,000
                                                                       ------------        ------------

PROPERTY AND EQUIPMENT                                                    7,157,000           7,709,000
      Less accumulated depreciation                                      (3,099,000)         (4,060,000)
                                                                       ------------        ------------
      Net property and equipment                                          4,058,000           3,649,000
                                                                       ------------        ------------

OTHER ASSETS
    Cost in excess of net assets acquired, net                            2,328,000           2,435,000
    Investments, at market value                                          6,251,000               --
    Other investments, at cost                                              650,000             650,000
    Notes receivable, less current portion                                  174,000             371,000
    Intangibles                                                           1,410,000             232,000
     Deferred income taxes                                                  329,000             329,000
     Other                                                                  163,000             289,000
     Net assets of discontinued operations                                  188,000           7,003,000
                                                                       ------------        ------------

            Total other assets                                           11,493,000          11,309,000
                                                                       ------------        ------------

TOTAL ASSETS                                                           $ 25,792,000        $ 21,370,000
                                                                       ------------        ------------
                                                                       ------------        ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                         As of March 31, 1998 and 1997



                                                                                      1998            1997
                                                                                      ----            ----


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $    809,000    $    977,000
    Accrued expenses                                                                1,594,000       1,432,000
    Current  maturities of debt obligations                                           269,000         555,000
    Income taxes payable                                                              115,000          72,000
    Other                                                                              78,000            --
                                                                                    ---------       ---------

       Total current liabilities                                                    2,865,000       3,036,000
                                                                                    ---------       ---------
LONG-TERM DEBT, net of current maturities                                             504,000       2,046,000

OTHER LIABILITIES                                                                     507,000         325,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible preferred stock - $.01 par value, 2,000,000 shares authorized;
       23,193 shares issued and outstanding in 1998 and
          23,541 in 1997                                                                --               --
    Common stock - $.01 par value, 12,000,000 shares authorized; 4,695,121 issued in 1998 and 4,693,585 in 1997;
          4,315,759 shares outstanding in 1998 and 4,314,223 in 1997                   47,000          47,000
    Capital in excess of par value                                                 22,366,000      22,366,000
    Unrealized loss on investments                                                    (48,000)           --
    Retained earnings (accumulated deficit)                                         2,584,000      (3,417,000)
    Less treasury stock, at cost                                                   (3,033,000)     (3,033,000)
                                                                                 ------------    ------------

          Total stockholders' equity                                               21,916,000      15,963,000
                                                                                 ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 25,792,000    $ 21,370,000
                                                                                 ------------    ------------
                                                                                 ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the years ended March 31,


                                                                    1998            1997            1996
                                                                    ----            ----            ----
NET SALES                                                       $ 13,853,000    $ 13,112,000    $ 11,858,000
                                                                  ----------      ----------      ----------

COSTS AND EXPENSES

    Cost of goods sold                                             8,008,000       7,633,000       6,716,000
    Selling, general, and administrative                           4,811,000       4,961,000       4,906,000
                                                                  ----------      ----------      ----------
          Total costs and expenses                                12,819,000      12,594,000      11,622,000
                                                                  ----------      ----------      ----------

OPERATING INCOME                                                   1,034,000         518,000         236,000

OTHER INCOME (EXPENSE)
     Interest income                                                 521,000         160,000         258,000
     Interest expense                                                (52,000)       (195,000)       (559,000)
     Other, net                                                       22,000         (33,000)        101,000
                                                                  ----------      ----------      ----------
          Total other income (expense)                               491,000         (68,000)       (200,000)
                                                                  ----------      ----------      ----------

Income from continuing operations before income taxes              1,525,000         450,000          36,000

Provision (benefit) for income  taxes                                 21,000           4,000        (178,000)
                                                                  ----------      ----------      ----------

Income from continuing operations                                  1,504,000         446,000         214,000

Loss from discontinued operations, net of income taxes of $0,
$2,000, and $702,000 in 1998, 1997, and 1996, respectively          (395,000)       (623,000)     (1,224,000)

Gain (loss) from disposal of discontinued operations, net of income taxes of $137,000, $0, and $23,000 in 1998, 1997, and
1996, respectively                                                 4,892,000         (84,000)      2,758,000
                                                                  ----------      ----------      ----------

NET INCOME (LOSS)                                               $  6,001,000    $   (261,000)   $  1,748,000
                                                                  ----------      ----------      ----------
                                                                  ----------      ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)
                         For the years ended March 31,



                                                                  1998             1997             1996
                                                              ------------     ------------     ------------
BASIC INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations                        $        0.35    $        0.10    $        0.05
    Discontinued operations:
      Loss from discontinued operations                              (0.09)           (0.14)           (0.28)
      Gain (loss) from disposal of discontinued operations            1.13            (0.02)            0.64
                                                             -------------    -------------    -------------
NET INCOME (LOSS)                                            $        1.39    $       (0.06)   $        0.41
                                                             -------------    -------------    -------------
                                                             -------------    -------------    -------------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING--BASIC                                           4,314,257        4,302,016        4,277,252
                                                             -------------    -------------    -------------
                                                             -------------    -------------    -------------
DILUTED INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations                        $        0.33    $        0.10    $        0.05
    Discontinued operations:
      Loss from discontinued operations                              (0.08)           (0.14)           (0.27)
      Gain (loss) from disposal of discontinued operations            1.08            (0.02)            0.62
                                                             -------------    -------------    -------------
NET INCOME (LOSS)                                            $        1.33    $       (0.06)   $        0.40
                                                             -------------    -------------    -------------
                                                             -------------    -------------    -------------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING--DILUTED                                         4,521,110        4,418,483        4,418,483
                                                             -------------    -------------    -------------
                                                             -------------    -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the three years ended March 31, 1998


                                                                                     Retained
                                Preferred   Common     Capital In    Unrealized      Earnings       Treasury          Total
                                  Stock     Stock      Excess of       Loss on     (Accumulated       Stock        Stockholders'
                                  Amount    Amount     Par Value     Investments     Deficit)          Cost           Equity
                                  ------   --------   ------------   -----------   ------------    ------------    ------------
Balance at March 31, 1995         $  --    $ 46,000   $ 22,317,000    $    --      $ (4,904,000)   $ (2,973,000)   $ 14,486,000

Conversion of preferred
  shares to common shares            --       1,000         (1,000)        --              --              --              --
Net Income                           --        --             --           --         1,748,000            --         1,748,000
Other                                --        --             --           --              --           (60,000)        (60,000)
                                  ------   --------   ------------    ---------    ------------    ------------    ------------
Balance at March 31, 1996            --      47,000     22,316,000         --        (3,156,000)     (3,033,000)     16,174,000
Net loss                             --        --             --           --          (261,000)           --          (261,000)
Other                                --        --           50,000         --              --              --            50,000
                                  ------   --------   ------------    ---------    ------------    ------------    ------------
Balance at March 31, 1997            --      47,000     22,366,000         --        (3,417,000)     (3,033,000)     15,963,000
Net Income                           --        --             --           --         6,001,000            --         6,001,000
Unrealized loss on marketable
  securities                         --        --             --        (48,000)           --              --           (48,000)
                                  ------   --------   ------------    ---------    ------------    ------------    ------------
Balance at March 31, 1998         $  --    $ 47,000   $ 22,366,000    $ (48,000)   $  2,584,000    $ (3,033,000)   $ 21,916,000
                                  ------   --------   ------------    ---------    ------------    ------------    ------------
                                  ------   --------   ------------    ---------    ------------    ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the years ended March 31,


                                                                                         1998             1997             1996
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $  6,001,000     $   (261,000)    $  1,748,000
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                               1,113,000        1,040,000          978,000
           (Gain) loss from disposal of discontinued
              operations                                                              (4,892,000)          84,000       (2,758,000)
            Loss from discontinued operations                                            395,000          623,000        1,224,000
            Other noncash charges and credits, net                                        30,000          134,000           53,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                              (112,000)          (8,000)        (294,000)
       Inventories                                                                        (4,000)         (37,000)          (1,000)
       Prepaid and other                                                                 (77,000)          17,000          (21,000)
       Income taxes, net                                                                  43,000           21,000          (43,000)
       Accounts payable and accrued expenses                                              (6,000)         428,000         (145,000)
       Other liabilities                                                                 261,000          (22,000)         (22,000)
                                                                                    ------------     ------------     ------------
     Net cash provided by operating activities of continuing
           operations                                                                  2,752,000        2,019,000          719,000
     Net operating activities of discontinued operations                               1,082,000       (1,159,000)         (15,000)
                                                                                    ------------     ------------     ------------
           Net cash provided by operating activities                                   3,834,000          860,000          704,000
                                                                                    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                               (1,341,000)      (1,118,000)        (765,000)
    Net proceeds from disposal of segment, net of
       transaction costs                                                              10,273,000             --               --
    Purchase of long-term investments                                                 (6,303,000)            --               --
    Purchase of minority partnership interest                                         (1,214,000)            --               --
    Decrease in investments                                                                 --               --          3,232,000
    Decrease in notes receivable                                                         182,000          170,000          609,000
    Other investing activities, net                                                       72,000          (78,000)         (35,000)
    Net investing activities of discontinued operations                                   52,000          154,000        4,994,000
                                                                                    ------------     ------------     ------------
            Net cash provided by (used for) investing
              activities                                                               1,721,000         (872,000)       8,035,000
                                                                                    ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments of) proceeds from borrowings                                      (1,828,000)         119,000       (1,982,000)
    Repayments to affiliated companies                                                      --           (213,000)      (5,321,000)
    Net financing activities of discontinued operations                                  (96,000)        (279,000)         913,000
                                                                                    ------------     ------------     ------------
       Net cash used for financing activities                                         (1,924,000)        (373,000)      (6,390,000)
                                                                                    ------------     ------------     ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                    3,631,000         (385,000)       2,349,000

CASH AND CASH EQUIVALENTS, beginning of year                                           3,237,000        3,622,000        1,273,000
                                                                                    ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                              $  6,868,000     $  3,237,000     $  3,622,000
                                                                                    ------------     ------------     ------------
                                                                                    ------------     ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998, 1997, AND 1996



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF
          CONSOLIDATION

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the parent company, Scherer Healthcare, Inc. (the "Company" or "Scherer Healthcare"), and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

As of March 31, 1998 and 1997, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

Inventories

Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.


                                                  1998           1997
                                                ---------      ---------

    Finished products                          $   41,000     $   75,000
    Containers, packaging, and raw material       179,000        155,000
    LIFO reserve                                  (46,000)       (60,000)
                                                ---------      ---------
         Total                                  $ 174,000      $ 170,000
                                                ---------      ---------
                                                ---------      ---------


Property and Equipment


Property and equipment is stated at cost, and depreciation is computed principally using the straight-line method over the estimated useful lives of the assets as follows: automobiles and trucks--5 years, leasehold improvements--3-31 years, and furniture, fixtures and equipment--3-10 years.


                                              1998            1997
                                           -----------     -----------
     Automobiles and trucks                $ 1,506,000     $ 1,400,000
     Leasehold improvements                    929,000         830,000
     Furniture, fixtures, and equipment      4,722,000       5,479,000
                                           -----------     -----------
                                           $ 7,157,000     $ 7,709,000
                                           -----------     -----------
                                           -----------     -----------


Depreciation expense for fiscal years 1998, 1997, and 1996 was $916,000, $842,000, and $761,000, respectively.

Marketable Securities

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. At March 31, 1998, the Company's marketable securities were categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and were carried at fair market value, with unrealized holding gains and losses reported as a separate component of shareholders' equity (see Note 4).

Income Taxes

The Company uses the liability method to account for income taxes (see Note 11).

Revenue Recognition

Sales are recorded by the Company when products are shipped to customers or independent distributors. Sales for services provided are recorded when the Company has completed the service.

Income (Loss) Per Common Share

In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following is a reconciliation of the Company's basic weighted average common shares outstanding to diluted weighted average common shares outstanding for fiscal years 1998, 1997, and 1996.


                                                  1998        1997         1996
                                               ---------    ---------    ---------
Weighted average common shares
     outstanding - basic                       4,314,257    4,302,016    4,277,252
Dilutive potential common shares, weighted:
     Conversion of preferred stock to
          common stock                           104,226      116,467      141,231
Dilutive stock options, net                      102,627         --           --
Weighted average common shares                 ---------    ---------    ---------
     outstanding - diluted                     4,521,110    4,418,483    4,418,483
                                               ---------    ---------    ---------
                                               ---------    ---------    ---------
Anti-dilutive options not included               129,800      129,800      129,800
                                               ---------    ---------    ---------
                                               ---------    ---------    ---------

NOTE 2.   DISCONTINUED OPERATIONS


Medical Device and Surgical/Safety Disposables Segment

The operations of Marquest Medical Products, Inc. ("Marquest"), a manufacturer and international distributor of specialty cardiopulmonary support, respiratory and anethesia disposable devices, and Scherer Healthcare, Ltd. ("Scherer Ltd."), whose primary business was to manufacture and distribute nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers, were included in the Company's Medical Device and Surgical/Safety Disposables Segment. The assets and businesses of Scherer Ltd., a limited partnership that was 65% owned by the Company, were sold in two separate transactions in October 1995 and October 1996. In July 1997, the Company and Marquest, which was a majority owned subsidiary of the Company, completed certain transactions with Vital Signs, Inc. ("VSI") whereby Marquest became a wholly-owned subsidiary of VSI. Effective with the sale of Marquest to VSI, the operations of the Medical Device and Surgical/Safety Disposables Segment have been accounted for as a discontinued segment, and accordingly, the operations of Marquest and Scherer Ltd. have been segregated and reported as discontinued operations in the accompanying consolidated financial statements. Set forth below is information regarding Marquest and Scherer Ltd. and the transactions discussed above.

Marquest

In fiscal 1994, the Company entered into transactions to acquire Marquest and to purchase one of Marquest's product lines for $4,500,000 in cash. Since the transactions were completed, Marquest had been included with the Company in the consolidated financial statements due to the Company's ability to control Marquest by virtue of common stock, warrants and convertible debt held by the Company and the Company's control of the Board of Directors.

As part of the acquisition, Marquest restructured its $12,650,000 of defaulted Swiss bonds. Approximately 96% of the outstanding amount of bonds was tendered and accepted in the Swiss bond exchange offers. A combination of 43,516 shares of Scherer Healthcare 5% Convertible Preferred Stock, $2,875,000 of Marquest six-year 8% notes, and Marquest warrants for 1,597,416 shares of Marquest Common Stock were issued to the former bondholders who accepted the exchange offers. In exchange for its Preferred Stock, the Company received approximately $4,352,000 of Marquest six-year 8% notes convertible into Marquest Common Stock. In connection with the acquisition of Marquest, the Company purchased certain assets from Marquest which are used by Marquest in the manufacture and sale of arterial blood gas products (the "ABG Assets") for $4,500,000 in cash. The Company licensed the ABG Assets back to Marquest in exchange for a royalty equal to 3.25% of Marquest's net arterial blood gas product line sales. Marquest had the option to repurchase the ABG Assets from the Company for $4,500,000 plus $22,500 for each month lapsed between June 1993 and the date of repurchase. The purchase of the ABG Assets by the Company resulted in goodwill of approximately $4,255,000. Primarily as consideration for the ABG Assets repurchase option, the Company received warrants for 6,580,000 shares of Marquest Common Stock, exercisable at $0.75 per share. In May 1994, the Company converted $2,500,000 of the $4,352,000 Marquest six-year 8% note into 3,333,333 shares of Marquest Common Stock.

In March 1996, the Company converted the remaining balance of $1,852,000 and the associated accrued interest of $487,000 on the Marquest six-year 8% note into 3,340,245 shares of Marquest Common Stock. Additionally, the Company agreed to convert $376, 000 in accrued but unpaid management fees owed to the Company by Marquest into 537,614 shares of Marquest Common Stock.

Pursuant to the terms of an Agreement and Plan of Merger dated as of March 14, 1997 (the "Merger Agreement"), between Marquest, VSI, and VSI Acquisition Corporation, a wholly-owned subsidiary of VSI, effective July 28, 1997, VSI acquired Marquest upon the merger (the "Merger") of VSI Acquisition Corporation with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest Common Stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest Common Stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest Common Stock and the conversion of these shares into cash pursuant to the Merger. Additionally, pursuant to the terms of the Scherer Healthcare Inducement Agreement dated as of March 14, 1997 (the "Inducement Agreement"), between the Company, Marquest, and VSI, VSI purchased the ABG Assets from the Company and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete. The Company recorded gains, net of income taxes and transaction costs, of approximately $3,552,000 and $1,340,000 from the Merger and the sale of the ABG Assets, respectively. The aggregate net gain of $4,892,000 from the Merger and the sale of the ABG Assets has been reported as "Gain
(loss) from disposal of discontinued operations" in the accompanying Consolidated Statements of Operations. The Merger, the sale of the ABG Assets by the Company to VSI, and the execution of the covenant not to compete are collectively referred to as the "Marquest Transactions".

Scherer Ltd.

The Company, through a wholly-owned subsidiary, owned a 65% interest in Scherer Ltd. and was its sole general partner. Scherer Ltd., which was formed in 1987, was engaged in the manufacture and distribution of three disposable product lines: surgical drapes and gowns, surgical trays, and industrial/clean room specialty apparel.

In October 1995, Scherer, Ltd. sold certain of its assets to Cordis Medical, a wholly owned subsidiary of Cordis Corporation for $6,527,000. The assets sold were those used in connection with Scherer, Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other healthcare providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer, Ltd.'s facility located in Asheville, North Carolina. Scherer, Ltd. received net proceeds, before income taxes, of $4,922,000, and the Company recorded an after tax gain of $2,758,000 in fiscal 1996. Scherer, Ltd. continued in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") after the sale of the Medical Business.

In October 1996, Scherer, Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer, Ltd.'s Industrial Business and included accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable and liabilities related to the Industrial Business. The Company recorded a loss from the transaction of $84,000 in fiscal 1997 primarily due to the write-off of the remaining book value of certain intangible assets.

The net gain of $2,758,000 from the sale of the Medical Business and the net loss of $84,000 from the sale of the Industrial Business have been reported as "Gain (loss) from disposal of discontinued operations" in the accompanying Consolidated Statements of Operations.

The following results of operations are attributable to the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment:


                                                  1998             1997             1996
                                              ------------     ------------     ------------
Net Sales                                     $  6,623,000     $ 23,114,000     $ 29,999,000
                                              ------------     ------------     ------------
Cost of goods sold                               4,519,000       16,027,000       21,823,000
Selling, general, and administrative             2,106,000        6,587,000        7,863,000
Research and development expenditures               90,000          286,000          155,000
                                              ------------     ------------     ------------
     Total costs and expenses                    6,715,000       22,900,000       29,841,000
                                              ------------     ------------     ------------
Operating (loss) income                            (92,000)         214,000          158,000
Other (expense) income, net                       (567,000)        (819,000)         245,000
                                              ------------     ------------     ------------
(Loss) income before minority interest and
     income taxes                                 (659,000)        (605,000)         403,000

Minority interest in net loss (income) of
     subsidiary and partnership                    339,000          359,000           (5,000)
                                              ------------     ------------     ------------
(Loss) income before income taxes                 (320,000)        (246,000)         398,000
Provision for income taxes                            --             (2,000)        (702,000)
                                              ------------     ------------     ------------
Loss from discontinued operations             $   (320,000)    $   (248,000)    $   (304,000)
                                              ------------     ------------     ------------
                                              ------------     ------------     ------------


The net assets (liabilities) of the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment at March 31, 1998 and March 31, 1997 are as follows:


                                                      March 31, 1998  March 31, 1997
                                                      --------------  --------------
Assets:
       Accounts receivable, net                       $       --      $  3,393,000

       Inventory                                              --         3,282,000
       Prepaid and other                                      --           152,000
       Notes receivable                                       --            47,000
       Property and equipment, net                            --         6,558,000
       Cost in excess of net assets acquired, net             --         3,969,000
       Other assets                                           --           144,000
                                                      ------------    ------------
           Total assets                                       --        17,545,000
                                                      ------------    ------------
Liabilities:
       Accounts payable and accrued expenses                42,000       3,560,000
       Income taxes payable                                137,000            --
       Current maturities of debt obligations                 --           842,000
       Long-term debt, net of current maturities              --         4,600,000
       Minority shareholder interest                          --         1,891,000
                                                      ------------    ------------
           Total liabilities                               179,000      10,893,000
                                                      ------------    ------------
Net assets (liabilities) of the Medical Device and
  Surgical/Safety Disposables Segment                 $   (179,000)   $  6,652,000
                                                      ------------    ------------
                                                      ------------    ------------


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

The abandonment of the operations of Biofor has been accounted for as a discontinued segment, and accordingly, the operations of Biofor have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

The following results of operations are attributable to the discontinued operations of Biofor:



                                                       1998               1997                1996
                                                    ---------           ---------          -----------
Net sales                                           $   --            $    --              $   772,000
                                                    ---------           ---------          -----------
Research and development expenditures                   --                 --                1,381,000
Other costs and expenses                                --                104,000              136,000
Provision for shutdown costs                            --                                      50,000
Write-down of assets to net realizable value           75,000             271,000              125,000
                                                    ---------           ---------          -----------
                                                       75,000             375,000            1,692,000
                                                    ---------           ---------          -----------
Loss from discontinued operations                   $ (75,000)          $(375,000)         $  (920,000)
                                                    ---------           ---------          -----------
                                                    ---------           ---------          -----------


The net assets of the discontinued operations of Biofor at March 31, 1998 and 1997 are as follows:


                                                  1998        1997
                                                --------    --------
Assets:
     Property and equipment, net of disposal
          costs(a)                              $437,000    $393,000
                                                --------    --------
          Total assets                           437,000     393,000
                                                --------    --------
Liabilities:
     Accounts payable and accrued expenses        45,000      17,000
     Other liabilities                            25,000      25,000
                                                --------    --------
          Total liabilities                       70,000      42,000
                                                --------    --------
Net assets of Biofor                            $367,000    $351,000
                                                --------    --------
                                                --------    --------


(a) The remaining property and equipment of Biofor consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment.

In fiscal 1996, the Company wrote down the assets of Biofor to their then-estimated net realizable value and recorded a provision of $50,000 for the estimated shutdown costs. However, the operating costs of Biofor for fiscal 1997 were $104,000 higher than the provision recorded in fiscal 1996 primarily due to the cost to maintain the patents for BF-389 in various countries and the cost for property and liability insurance. The Company intends to sell the remaining assets of Biofor, but it now anticipates that it may take several years (primarily to sell the building) and accordingly, has recorded additional charges of $75,000 and $271,000 in fiscal 1998 and 1997, respectively, for the write-down of Biofor's assets to their estimated net realizable value. No income taxes or interest expense was allocated to the discontinued operations of Biofor for the fiscal years 1998, 1997 and 1996.

The following is a summary of the Company's consolidated loss from discontinued operations:


                                                   1998           1997             1996
                                               -----------     -----------     -----------
Loss from discontinued operations of the
     Medical Device and Surgical/Safety
     Disposables Segment                       $  (320,000)    $  (248,000)    $  (304,000)

Loss from discontinued operations of Biofor        (75,000)       (375,000)       (920,000)
                                               -----------     -----------     -----------
Loss from discontinued operations              $  (395,000)    $  (623,000)    $(1,224,000)
                                               -----------     -----------     -----------
                                               -----------     -----------     -----------


The following is a summary of the Company's consolidated net assets of discontinued operations at March 31, 1998 and March 31, 1997:


                                                     1998           1997
                                                  ----------     ----------
Net assets (liabilities) of the Medical Device
     and Surgical/Safety Disposables Segment      $ (179,000)    $6,652,000
Net assets of Biofor                                 367,000        351,000
                                                  ----------     ----------
Net assets of discontinued operations             $  188,000     $7,003,000
                                                  ----------     ----------
                                                  ----------     ----------


NOTE 3.   SEGMENT  INFORMATION

In fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not have a material effect on the Company's financial position or its results of operations.


                                                              Years Ended March 31,
                                                                 (in thousands)
                                                         1998         1997         1996
                                                       --------     --------     --------
Net Sales:
     Waste Management Services Segment                 $ 12,567     $ 11,836     $ 10,752
     Consumer Healthcare Products Segment                 1,286        1,276        1,106
                                                       --------     --------     --------
        Total                                          $ 13,853     $ 13,112     $ 11,858
                                                       --------     --------     --------
                                                       --------     --------     --------
Operating Income (Loss) from Continuing Operations:
     Waste Management Services Segment                 $  1,603     $  1,073     $    924
     Consumer Healthcare Products Segment                   543          467          368
     Corporate                                           (1,112)      (1,022)      (1,056)
                                                       --------     --------     --------
        Total                                          $  1,034     $    518     $    236
                                                       --------     --------     --------
                                                       --------     --------     --------
Identifiable Assets:
     Waste Management Services Segment                 $ 10,945     $  9,589     $  9,370
     Consumer Healthcare Products Segment                   157          111          153
     Corporate  (a)                                      14,690       11,670       11,775
                                                       --------     --------     --------
        Total                                          $ 25,792     $ 21,370     $ 21,298
                                                       --------     --------     --------
                                                       --------     --------     --------
Depreciation Expense:
     Waste Management Services Segment                 $    886     $    816     $    731
     Consumer Healthcare Products Segment                     1            1            1
     Corporate                                               29           25           29
                                                       --------     --------     --------
        Total                                          $    916     $    842     $    761
                                                       --------     --------     --------
                                                       --------     --------     --------
Capital Expenditures:
     Waste Management Services Segment                 $  1,228     $  1,107     $    765
     Consumer Healthcare Products Segment                  --              6         --
     Corporate                                              113            5         --
                                                       --------     --------     --------
        Total                                          $  1,341     $  1,118     $    765
                                                       --------     --------     --------
                                                       --------     --------     --------



(a) Amount includes net assets of discontinued operations of $188,000, $7,003,000, and $6,360,000 for fiscal years 1998, 1997, and 1996, respectively. See Note 2.

The Company recorded interest income of $521,000, $160,000, and $258,000 for fiscal years 1998, 1997, and 1996, respectively. Additionally, the Company recorded interest expense of $52,000, $195,000, and $559,000 for fiscal years 1998, 1997, and 1996, respectively. The Company records interest income and interest expense at the Corporate level.

Waste Management Services Segment

The Company operates its medical waste management services segment through its wholly-owned subsidiaries, Bio Systems Partners ("BSP"), BioWaste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"). Prior to fiscal 1998, the Company owned a 60% general partnership interest in BSP. In October 1997, the Company purchased the remaining 40% partnership interest in BSP from the minority partner for $1,100,000 (see Note 5). Bio Systems has developed and implemented a system to manage and to dispose of certain infectious waste from hospitals and medical facilities--primarily injectables and other sharp-edged waste. Bio Systems operates in the New York City, Pennsylvania, New Jersey, and New England areas.

Consumer Healthcare Products Segment

Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company, markets brand name and generic over-the-counter ("OTC") drugs. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. In early fiscal 1997, Scherer Labs discontinued the sale of its one prescription drug due to an impractical increase in the cost to manufacture. The loss of these sales did not have a material effect on the Company. Scherer Labs had one customer who accounted for 60%, 55% and 45% of its total sales for fiscal 1998, 1997, and 1996, respectively.

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

NOTE 4.   MARKETABLE SECURITIES

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

The amortized cost and fair market value of the Company's marketable securities at March 31, 1998 are as follows:


                                          Net
                          Amortized    unrealized     Fair market
                            cost          loss           value
                         ----------    ----------     ----------
     Municipal bonds     $4,782,000    $  (20,000)    $4,762,000
     Corporate bonds      1,219,000       (22,000)     1,197,000
     Preferred stocks       298,000        (6,000)       292,000
                         ----------    ----------     ----------
          Total          $6,299,000    $  (48,000)    $6,251,000
                         ----------    ----------     ----------
                         ----------    ----------     ----------



The municipal bonds mature ranging from 3 years to 27 years and the corporate bonds mature ranging from 11 years to 27 years.

NOTE 5.   ACQUISITION OF MINORITY PARTNERSHIP INTEREST

The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in BSP which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. After separate appraisals performed by the partners were not consistent, a third independent appraiser was retained by the partners to review each of the previous valuations and to determine the purchase price for the minority interest. In early October 1997, the independent appraiser informed the Company and the minority partner of its determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

The purchase price of $1,100,000 for the 40% partnership interest in BSP and the associated transaction costs of $114,000 have been reported as intangibles and are being amortized over 30 years.

NOTE 6.  INTANGIBLES AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

Intangibles are being amortized on a straight-line basis over periods ranging from 5 to 30 years. Amortization expense amounted to $90,000, $93,000, and $111,000 in fiscal years 1998, 1997, and 1996, respectively. Accumulated amortization at March 31, 1998 and 1997 was $199,000 and $207,000, respectively.

The cost in excess of net assets acquired ("goodwill") is being amortized on a straight-line basis over a period of 30 years. Amortization expense amounted to $107,000, $106,000, and $106,000 in fiscal years 1998, 1997, and 1996, respectively. Accumulated amortization at March 31, 1998 and 1997 was $971,000 and $864,000, respectively.

Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances indicate that the remaining estimated useful life of goodwill warrants revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of March 31, 1998, in the opinion of the Company's management, no revision of goodwill is required.

NOTE 7.      BORROWINGS

Debt and obligations under capital leases at March 31, 1998 and 1997 consisted of the following:


                                                                    1998            1997
                                                                 -----------     -----------
Note payable, due through fiscal 2002, prime rate (a)            $      --       $ 1,958,000
Obligations under capital leases, due in varying installments
    through fiscal 2003                                              773,000         643,000
                                                                 -----------     -----------
                                                                     773,000       2,601,000
Less current maturities                                             (269,000)       (555,000)
                                                                 -----------     -----------
Long-term debt                                                   $   504,000     $ 2,046,000
                                                                 -----------     -----------
                                                                 -----------     -----------



(a) The note was payable to the four adult children of Robert P. Scherer, Jr. who is the Chairman of the Board and Chief Executive Officer of the Company.

The following is a summary of the future maturities of the obligations:


Year ended March 31:
    1999                                              $    269,000
    2000                                                   212,000
    2001                                                   162,000
    2002                                                    86,000
    2003                                                    44,000
                                                      ------------
          Total                                       $    773,000
                                                      ------------
                                                      ------------


NOTE  8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Office space, warehouse facilities, transportation equipment, and office equipment are leased under noncancelable operating leases expiring at various dates through 2003. Total rental expense included in the consolidated statements of operations was approximately $557,000, $580,000, and $533,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

The following is a summary of future minimum lease payments required under operating leases having noncancelable lease terms in excess of one year:

Year ended March 31:
    1999                                                  $327,000
    2000                                                   182,000
    2001                                                   108,000
    2002                                                     8,000
    2003                                                     3,000
                                                          --------
          Total                                           $628,000
                                                          --------
                                                          --------

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's consolidated operations or financial position.

NOTE  9.  STOCKHOLDERS' EQUITY

Stock Options

The Company has three stock option plans and a long-term incentive plan. Options may be exercised at a rate ranging from 20% to 33% per year and expire ten years from the date of grant. At March 31, 1998, the maximum shares available under these plans for future grants were 1,579,200. The price of options granted to date has generally been at the fair market value of the shares on date of grant.

The Company accounts for its stock based compensation plans under APB opinion No. 25, under which no compensation cost is recognized for options granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of options granted in fiscal 1998 to employees using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 50%, risk-free rate of return of 6.87%, and expected option life of 5.92 years. The weighted-average fair value of options granted during the year is $0.91.

If the Company had accounted for these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" the Company's net income would have been $5,922,000 and earnings per share would have been $1.37 (basic) and $1.31 (diluted) for the year ended March 31, 1998.

A summary of changes in outstanding options is as follows:


                                                                     Weighted
                                                      Shares          Average
                                                      Subject        Price per
                                                     to Option         Share
                                                     ---------      ----------
          Balance at March 31, 1995                    440,800      $   12.03
              Options granted                            --
              Options exercised                          --
              Options canceled and expired            (311,000)         10.77
                                                       -------      ----------
          Balance at March 31, 1996                    129,800          15.05
              Options granted                            --
              Options exercised                          --
              Options canceled and expired               --
                                                       -------      ----------
          Balance at March 31, 1997                    129,800          15.05
                Options granted                        280,000           1.69
                Options exercised                        --
                Options canceled and expired             --
                                                       -------      ----------
          Balance at March 31, 1998                    409,800      $     5.92
                                                       -------      ----------
                                                       -------      ----------
          Options exercisable at March 31, 1998        213,136
                                                       -------
                                                       -------

Of the 409,800 options outstanding at March 31, 1998, 99,800 have exercise prices ranging from $12.50 to $14.30, with a weighted average exercise price of $13.09 and a weighted average remaining contractual life of three years. All of these options are exercisable as of March 31, 1998. Additionally, 30,000 options have exercise prices ranging from $20.50 to $26.88, with a weighted average exercise price of $21.56 and a weighted average remaining contractual life of
5.7 years. Of these options, 20,000 are exercisable as of March 31, 1998. The remaining 280,000 options have an exercise price of $1.69 and a weighted average remaining contractual life of 8.4 years. Of these options, 93,336 are exercisable as of March 31, 1998.

Convertible Preferred Stock

As part of the Marquest acquisition in fiscal 1994, the Company issued 43,516 shares of its 5% Convertible Preferred Stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds (see Note 2). The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's Common Stock. At March 31, 1998 and 1997, the Company had 23,193 and 23,541, respectively, shares of the Preferred Stock outstanding which were convertible into approximately 102,724 and 104,260 respectively, shares of the Company's Common Stock.

NOTE  10.  RETIREMENT PLAN

A contributory 401(k) salary reduction plan (the "Plan") covers all nonunion employees, and union employees in a few states, who are 21 years of age or older and have been employed at least one year. Prior to April 1, 1995, an eligible employee could elect to contribute up to 3% of their compensation and the Company was required to make a matching contribution equal to 200% of employee contributions for all Plan participants still employed on the last day of the Plan year. Effective April 1, 1995, an eligible employee may elect to contribute from 2% up to 10% of their compensation and the Company may make a matching contribution, at its discretion, equal to a set percentage of employee contributions for all Plan participants still employed on the last day of the Plan year. The amount of employee contributions to which the match percentage is applied is limited to 6% of an employee's compensation. For fiscal 1998, the Company made a matching contribution equal to 100% of employee contributions up to the maximum of 6% of employee compensation. Company contributions were approximately $132,000, $120,000, and $93,000 for fiscal years 1998, 1997, and
1996, respectively.

NOTE 11. INCOME TAXES

As of March 31, the Company's net deferred tax assets consisted of the following:


                                                  1998            1997
                                               ---------       ---------
Deferred tax assets:
     Accrued expenses                        $   230,000     $   288,000
     Partnership losses                          575,000         601,000
      Net operating loss carryforwards           674,000       1,775,000
     Other                                       150,000         159,000
                                               ---------       ---------
           Total deferred tax assets           1,629,000       2,823,000
                                               ---------       ---------

 Deferred tax liabilities:
     Depreciation                               (284,000)       (322,000)
                                               ---------       ---------
           Total deferred tax liabilities       (284,000)       (322,000)
                                               ---------       ---------
     Valuation allowance                      (1,016,000)     (2,172,000)
                                               ---------       ---------
 Net deferred tax assets                     $   329,000     $   329,000
                                               ---------       ---------
                                               ---------       ---------

A reconciliation of the income tax provision (benefit) from continuing operations at the federal statutory rates to the actual tax provision (benefit) from continuing operations follows:


                                                    1998            1997            1996
                                                 -----------     -----------     -----------
Computed statutory amount                        $   519,000     $   222,000     $   180,000
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal income
       tax benefit                                    61,000          26,000          21,000
    Amortization of goodwill                        (133,000)         38,000          79,000
    Net federal and state tax refunds                   --              --          (150,000)
    Net change in valuation allowance             (1,156,000)         81,000        (892,000)
    Other, net                                       730,000        (363,000)        584,000
                                                 -----------     -----------     -----------
Provision (benefit) for income taxes             $    21,000     $     4,000     $  (178,000)
                                                 -----------     -----------     -----------
                                                 -----------     -----------     -----------

Components of the provision (benefit) for income taxes are as follows:


                                           1998         1997        1996
                                        ---------    ---------    ---------
Current taxes:
     Federal                            $   5,000    $    --      $ (85,000)
     State                                 16,000        4,000      (93,000)
                                        ---------    ---------    ---------
Provision (benefit) for income taxes    $  21,000    $   4,000    $(178,000)
                                        ---------    ---------    ---------
                                        ---------    ---------    ---------

At March 31, 1998, the Company has regular tax loss carryforwards of approximately $1,774,000 expiring in varying dates through 2011. The Company has determined, based upon its recent earnings history, that asset valuation allowances of $1,016,000 and $2,172,000 should be established against its deferred tax assets as of March 31, 1998 and 1997, respectively.

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

In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans (the Company had repaid all amounts owed to Scherer Sci) into a promissory note (the "Original Note") to be repaid in monthly installments of principal and interest over a five-year term with a maturity date of December 1, 2001. The Original Note was collateralized by 2,432,251 shares of Marquest Common Stock owned by the Company, had a fixed monthly payment of $44,437, except for the last payment, and bore interest at prime rate plus 1%, adjusted quarterly. In connection with the dissolution of Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children, who are not affiliated with the Company, of Robert P. Scherer, Jr. who is Chairman of the Board and Chief Executive Officer of the Company and Marquest and is the majority stockholder of the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, in the Amended Note. The monthly payment in the Amended Note was fixed at $43,408, except for the last payment which will be for the amount of the unpaid principal balance plus any unpaid accrued interest as of December 1, 2001. The term and collateral remained the same in the Amended Note as in the Original Note. The Company has reported the $50,000 of debt forgiveness as an equity transaction due to the common control at the time between the respective parties.

On July 28, 1997, the Company used a portion of the proceeds from the Marquest Transactions (see Note 2) to pay in full the outstanding principal balance of approximately $1,867,000 and the associated accrued interest of approximately $12,000 on the Amended Note. Accordingly, the Amended Note was canceled and the shares of Marquest Common Stock pledged as collateral under the Amended Note were released back to the Company.

In March 1996, Marquest and Scherer Cap entered into a loan and security agreement (the "Loan Agreement") from which Marquest borrowed $700,000 to repay $700,000 that it borrowed from Scherer Cap in December 1995 for working capital purposes. Borrowings under the Loan Agreement were represented by convertible notes due April 1, 2001 (the "Scherer Cap Notes"), bore interest at prime rate plus 1.5%, and were secured by Marquest's inventory, building, and equipment. Pursuant to the Loan Agreement, the Scherer Cap Notes were convertible at the option of Scherer Cap into shares of Marquest's Common Stock at a conversion price of $.70 per share. Additionally, in March 1996 Scherer Cap purchased 2,061,856 shares of Marquest Common Stock for an aggregate purchase price of $1,000,000. In connection with its dissolution in March 1997, Scherer Cap assigned the Loan Agreement and the Scherer Cap Notes, and transferred 1,546,392 shares of the Marquest Common Stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest Common Stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. Mr. Scherer, Jr. was entitled to vote the shares held in the voting trust. In July 1997, Mr. Scherer, Jr. converted the outstanding principal amount of $700,000 under the Loan Agreement and Scherer Cap Notes into 1,000,000 shares of Marquest Common Stock and accordingly, the Scherer Cap Notes were canceled.

In connection with the Marquest Transactions in July 1997, the 2,546,392 shares of Marquest Common Stock that Mr. Scherer, Jr. owned and the 515,464 shares of Marquest Common Stock held in the voting trust for the benefit of his adult children were converted into cash pursuant to the terms of the Merger.

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

The Company was charged the following fees by the above affiliates:



                                            1998          1997        1996
                                          --------      --------    --------
Management fees                           $   --        $   --      $150,000
Accounting services and administrative
    management                                --          70,000      43,000
Interest expense                              --         175,000     539,000
                                          --------      --------    --------
     Total                                $   --        $245,000    $732,000
                                          --------      --------    --------
                                          --------      --------    --------


NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                       Years Ended March 31
                                                                1998           1997            1996
                                                             ----------     -----------     ---------
NONCASH INVESTING AND FINANCING
     TRANSACTIONS:
      Restructure of demand loan from an affiliate into a
              promissory  note, net of debt forgiveness      $    --        $ 2,078,000     $    --
                                                             ----------     -----------     ----------
                                                             ----------     -----------     ----------
Supplemental information:

Interest paid during the year                                $    52,000    $   212,000     $   908,000
Income taxes paid (refunded) during the year                      33,000        (30,000)       (129,000)


                                  Schedule II

                            SCHERER HEALTHCARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                        Three Years Ended March 31, 1998


                                                          Additions
                                                   ----------------------
Col. A                                   Col. B      Col. C       Col. D      Col. E       Col. F
-------------------------------------  ----------  ------------  --------  ------------  ----------
                                        Balance     Charged to   Charged                   Balance
                                       Beginning    Costs and    to Other                  at End
Description                             of Year      Expenses    Accounts   Deductions     of Year
-------------------------------------  ----------  ------------  --------  ------------  ----------
1998:
Allowance for doubtful accounts         $ 171,000    $   69,000   $  --     $ 51,000(a)   $ 189,000
                                       ----------    ----------   -------  ------------  ----------
                                       ----------    ----------   -------  ------------  ----------
1997:
Allowance for doubtful accounts        $   80,000    $   93,000   $  --     $   2,000(a)   $ 171,000
                                       ----------    ----------   -------  ------------  ----------
                                       ----------    ----------   -------  ------------  ----------
1996:
Allowance for doubtful accounts        $   65,000    $   19,000   $  --     $   4,000(a)  $   80,000
                                       ----------    ----------   -------  ------------  ----------
                                       ----------    ----------   -------  ------------  ----------



(a)  Accounts written off, net of recoveries.