Form 10-Q
period 1998-06-30
SCHERER HEALTHCARE INC
filed 1998-08-14
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 (770) 933-1800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X                            NO
                      -----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

              CLASS                          OUTSTANDING AS OF JULY 28, 1998
--------------------------------------   ---------------------------------------
    Common Stock, $0.01 par value                       4,332,457

                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS
                                -----------------

   ITEM                                                                                 PAGE
   NUMBER      PART I.  FINANCIAL INFORMATION                                           NUMBER
   ------                                                                               ------

     1         Financial Statements:

               Condensed Consolidated Balance
               Sheets as of June 30, 1998 and
               March 31, 1998...................................................           3

               Condensed Consolidated Statements
               of Operations for the Three Months
               Ended June 30, 1998 and 1997.....................................           5

               Condensed Consolidated Statements
               of Cash Flows for the Three Months
               Ended June 30, 1998 and 1997.....................................           6

               Notes to Condensed Consolidated
               Financial Statements.............................................           7

     2         Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations....................................................           8

                           PART II. OTHER INFORMATION

     5         Other Information................................................          11

     6         Exhibits and Reports on Form 8-K.................................          11

               SIGNATURES.......................................................          12

               Index to Exhibits................................................          13

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          June 30, 1998          March 31, 1998
                                                                         ---------------        ---------------
                                                                          (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                           $   6,741,000         $    6,868,000
     Accounts receivable, less allowance for doubtful
        accounts of $195,000 and $189,000, respectively                      3,124,000              2,796,000
     Current maturities of notes receivable                                    196,000                191,000
     Inventory                                                                 192,000                174,000
     Prepaid and other                                                         185,000                212,000
                                                                         ---------------        ---------------

          Total current assets                                              10,438,000             10,241,000
                                                                         ---------------        ---------------

PROPERTY AND EQUIPMENT                                                       7,432,000              7,157,000
     Less accumulated depreciation                                          (3,346,000)            (3,099,000)
                                                                         ---------------        ---------------
     Net property and equipment                                              4,086,000              4,058,000
                                                                         ---------------        ---------------

OTHER ASSETS
     Cost in excess of net assets acquired, net                              2,301,000              2,328,000
     Investments, at market value                                            6,276,000              6,251,000
     Other investments, at cost                                                650,000                650,000
     Notes receivable, less current portion                                    123,000                174,000
     Intangibles                                                             1,437,000              1,410,000
     Deferred income taxes                                                     329,000                329,000
     Other                                                                     158,000                163,000
     Net assets of discontinued operations                                     258,000                188,000
                                                                         ---------------        ---------------

          Total other assets                                                11,532,000             11,493,000
                                                                         ---------------        ---------------

TOTAL ASSETS                                                              $ 26,056,000           $ 25,792,000
                                                                         ---------------        ---------------
                                                                         ---------------        ---------------






           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30, 1998          March 31, 1998
                                                                    -------------          -------------
                                                                    (Unaudited)

CURRENT LIABILITIES
       Accounts payable                                             $     693,000          $     809,000
       Accrued expenses                                                 1,386,000              1,594,000
       Current maturities of debt obligations                             264,000                269,000
       Income taxes payable                                                64,000                115,000
       Other                                                               78,000                 78,000
                                                                    -------------          -------------

              Total current liabilities                                 2,485,000              2,865,000
                                                                    -------------          -------------

LONG-TERM DEBT, net of current maturities                                 462,000                504,000

OTHER LIABILITIES                                                         475,000                507,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Convertible preferred stock - $.01 par value,
          2,000,000 shares authorized;                                          -                      -
          23,193 shares issued and outstanding
       Common stock - $.01 par value,
          12,000,000 shares authorized;
          4,711,762 shares issued at June 30, 1998
               (4,695,121 at March 31, 1998);
          4,332,400 shares outstanding at June 30, 1998
               (4,315,759 at March 31, 1998)                               47,000                 47,000
       Capital in excess of par value                                  22,394,000             22,366,000
       Unrealized loss on investments                                     (20,000)               (48,000)
       Retained earnings                                                3,246,000              2,584,000
       Less treasury stock, at cost                                    (3,033,000)            (3,033,000)
                                                                    -------------          -------------

              Total stockholders' equity                               22,634,000             21,916,000
                                                                    -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  26,056,000          $  25,792,000
                                                                    -------------          -------------
                                                                    -------------          -------------




            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended
                                                                            June 30,
                                                             ---------------------------------------
                                                                  1998                    1997
                                                              --------------          --------------

NET SALES                                                      $  3,729,000            $  3,505,000
                                                              --------------          --------------

COSTS AND EXPENSES
       Cost of goods sold                                         2,102,000               1,960,000
       Selling, general, and administrative                       1,146,000               1,204,000
                                                              --------------          --------------

            Total costs and expenses                              3,248,000               3,164,000
                                                              --------------          --------------

OPERATING INCOME                                                    481,000                 341,000

OTHER INCOME (EXPENSE)
       Interest income                                              173,000                  53,000
       Interest expense                                                   -                 (47,000)
       Other, net                                                    19,000                       -
                                                              --------------          --------------

            Total other income (expense)                            192,000                   6,000
                                                              --------------          --------------

Income from continuing operations before income taxes               673,000                 347,000

Provision (benefit) for income taxes                                 11,000                 (11,000)
                                                              --------------          --------------

Income from continuing operations                                   662,000                 358,000

Income from discontinued operations, net of income
       taxes of $0                                                        -                  72,000
                                                              --------------          --------------

NET INCOME                                                     $    662,000            $    430,000
                                                              --------------          --------------
                                                              --------------          --------------


BASIC INCOME PER COMMON SHARE
       Income from continuing operations                       $       0.15            $       0.08
       Income from discontinued operations                                -                    0.02
                                                              --------------          --------------
            Net Income                                         $       0.15            $       0.10
                                                              --------------          --------------
                                                              --------------          --------------

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - BASIC                                        4,318,505               4,314,223
                                                              --------------          --------------
                                                              --------------          --------------

DILUTED INCOME PER COMMON SHARE
       Income from continuing operations                       $       0.14            $       0.08
       Income from discontinued operations                                -                    0.02
                                                              --------------          --------------
            Net Income                                         $       0.14            $       0.10
                                                              --------------          --------------
                                                              --------------          --------------

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - DILUTED                                      4,579,214               4,426,990
                                                              --------------          --------------
                                                              --------------          --------------




            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three months ended
                                                                                         June 30,
                                                                            ----------------------------------
                                                                                 1998                 1997
                                                                           --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $    662,000         $    430,000
     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                            307,000              246,000
        Income from discontinued operations                                            -              (72,000)
       Other noncash charges and credits, net                                      6,000                8,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (334,000)            (139,000)
        Inventories                                                              (18,000)              (6,000)
        Prepaid and other                                                         27,000              (12,000)
        Income taxes, net                                                        (51,000)               8,000
       Accounts payable and accrued expenses                                    (324,000)             126,000
       Other liabilities                                                         (32,000)              (6,000)
                                                                           --------------       --------------
     Net cash provided by operating activities of continuing operations          243,000              583,000
     Net operating activities of discontinued operations                         (69,000)             219,000
                                                                           --------------       --------------
     Net cash provided by operating activities                                   174,000              802,000
                                                                           --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net                                   (275,000)            (143,000)
     Decrease in notes receivable                                                 46,000               44,000
     Other investing activities, net                                             (53,000)             (51,000)
     Net investing activities of discontinued operations                               -               77,000
                                                                           --------------       --------------
Net cash used for investing activities                                          (282,000)             (73,000)
                                                                           --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayment of  borrowings                                                (47,000)            (151,000)
     Exercise of stock options                                                    28,000                    -
     Net financing activities of discontinued operations                               -             (332,000)
                                                                           --------------       --------------
Net cash used for financing activities                                           (19,000)            (483,000)
                                                                           --------------       --------------

CHANGE IN CASH AND CASH EQUIVALENTS                                             (127,000)             246,000

CASH AND CASH EQUIVALENTS, beginning of period                                 6,868,000            3,237,000
                                                                           --------------       --------------

CASH AND CASH EQUIVALENTS, end of period                                     $ 6,741,000          $ 3,483,000
                                                                           --------------       --------------
                                                                           --------------       --------------





            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.
The accompanying unaudited condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.


NOTE 2.
The components of inventory at June 30, 1998 and March 31, 1998 consisted of the following:

                                                             June 30, 1998           March 31, 1998
                                                             -------------          ---------------
Finished products                                            $      69,000          $        41,000
Containers, packaging, and raw materials                           169,000                  179,000
LIFO reserve                                                       (46,000)                 (46,000)
                                                             -------------          ---------------

      Total                                                  $     192,000          $       174,000
                                                             -------------          ---------------
                                                             -------------          ---------------

Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.


NOTE 3.
Borrowings at June 30, 1998 and March 31, 1998 consisted of the following:

                                                             June 30, 1998             March 31, 1998
                                                             -------------             --------------
Obligations under capital leases, due in varying
     installments through fiscal 2003                        $     726,000            $       773,000
Less current maturities                                           (264,000)                  (269,000)
                                                             -------------             --------------

Long-term debt                                               $     462,000            $       504,000
                                                             -------------             --------------
                                                             -------------             --------------


NOTE 4.
The Company has investments in high-grade marketable securities composed primarily of government and corporate fixed income securities. These marketable securities are classified as available-for-sale and are being carried at fair market value, based on quoted market prices. The net unrealized gains or losses on these investments are reported as a separate component of shareholders' equity.

The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                             Net
                                           Amortized      unrealized      Fair market
                                             Cost         gain (loss)        value
                                       ---------------  --------------  ---------------

June 30, 1998
-------------
        Municipal bonds                   $ 4,779,000     $      3,000     $ 4,782,000
        Corporate bonds                     1,219,000          (12,000)      1,207,000
        Preferred stocks                      298,000          (11,000)        287,000
                                       ---------------  --------------  ---------------

              Total                       $ 6,296,000     $    (20,000)    $ 6,276,000
                                       ---------------  --------------  ---------------
                                       ---------------  --------------  ---------------

March 31,1998
-------------
        Municipal bonds                   $ 4,782,000     $    (20,000)    $ 4,762,000
        Corporate bonds                     1,219,000          (22,000)      1,197,000
        Preferred stocks                      298,000           (6,000)        292,000
                                       ---------------  --------------  ---------------

              Total                       $ 6,299,000     $    (48,000)    $ 6,251,000
                                       ---------------  --------------  ---------------
                                       ---------------  --------------  ---------------

The municipal bonds mature ranging from 3 years to 27 years and the corporate bonds mature ranging from 11 years to 27 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, or documents incorporated by reference, contains, in addition to historical information, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning sales of the Company's products or services and operating income. The Company cautions that various factors, including, without limitation, the factors discussed below and in the Company's 1998 Annual Report on Form 10-K as well as general economic conditions and industry trends, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all of such factors.

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).
--------------------------------------
The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                                           Three months ended June 30,
                                                                        ---------------------------------
                                                                           1998                  1997
                                                                        ------------         ------------

NET SALES:
   Waste Management Services Segment                                    $  3,414,000         $  3,078,000
   Consumer Healthcare Products Segment                                      315,000              427,000
                                                                        ------------         ------------
      Company Totals                                                    $  3,729,000         $  3,505,000
                                                                        ------------         ------------
                                                                        ------------         ------------

OPERATING INCOME (LOSS):
   Waste Management Services Segment                                    $    513,000         $    396,000
   Consumer Healthcare Products Segment                                      113,000              205,000
   Corporate                                                                (145,000)            (260,000)
                                                                        ------------         ------------
      Company Totals                                                    $    481,000         $    341,000
                                                                        ------------         ------------
                                                                        ------------         ------------


The Company's net sales increased by 6% to $3,729,000 for the first quarter of fiscal 1999 from $3,505,000 for the first quarter of fiscal 1998. The Company's operating income increased by 41% to $481,000 for the first quarter of fiscal 1999 from $341,000 during the same period in fiscal 1998. The Company's cost of goods sold were 56% of net sales for the quarter ended June 30, 1998, which was unchanged as compared to the quarter ended June 30, 1997. Selling, general and administrative expenses decreased to 31% of net sales for the first quarter of fiscal 1999 from 34% for the first quarter of fiscal 1998. The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 11% to $3,414,000 for the first quarter of fiscal 1999 from $3,078,000 for the first quarter of fiscal 1998. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals have become more receptive to out-sourcing certain services such as sharps management. Additionally, the recent industry trend toward the formation of hospital networks has enhanced Bio Systems' sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers.

Primarily as a result of the increase in net sales, Bio Systems' increased its operating income approximately 30% to $513,000 for the quarter ended June 30, 1998 from $396,000 for the quarter ended June 30, 1997. Bio Systems' cost of goods sold decreased slightly to 58% of net sales for the first quarter of fiscal 1999 from 59% of net sales for the first quarter of fiscal 1998. Selling, general, and administrative expenses also decreased slightly to 27% of net sales for the quarter ended June 30, 1998 from 28% of net sales during the same period in fiscal 1998. Bio Systems has been successful in controlling its operating costs and expenses while increasing its net sales. Additionally, Bio Systems incurred certain costs, primarily legal fees, in the first quarter of fiscal 1998 associated with the purchase of the minority partner's 40% partnership interest in Bio Systems Partners in October 1997.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), decreased approximately 26% to $315,000 for the first quarter of fiscal 1999 from $427,000 during the same period in fiscal 1998. The decrease in Scherer Labs' net sales is due to the following factors: (i) during the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its buying volume for Scherer Labs' two core products which resulted in a significant decrease in sales orders for these products; (ii) increased competition for Scherer Labs' largest volume product and (iii) as a result of industry consolidation, some of Scherer Labs' other customers have either significantly decreased or discontinued their sales orders for Scherer Labs' products. Although Scherer Labs has taken action to regain the lost sales, there can be no assurance that Scherer Labs will be able to return its sales volume to the level prior to the factors discussed above.

As a result of the decrease in net sales, Scherer Labs' operating income decreased 45% to $113,000 for the first quarter of fiscal 1999 from $205,000 for the first quarter of fiscal 1998.

CORPORATE

The Company's operating expenses at the corporate level decreased to $145,000 for the quarter ended June 30, 1998 from $260,000 for the quarter ended June 30, 1997. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions, including the Company's executive officers, rent expense, and professional accounting and legal fees. In February 1998, the Company relocated its Corporate headquarters to another location in Atlanta, Georgia and as a result reduced its rent expense by $65,000 for the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998. Additionally, the Company reduced its legal fees at the Corporate level by $59,000 for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. In fiscal 1998 the Company incurred legal fees associated with certain litigation that was settled in the second quarter of fiscal 1998. The Company does not allocate any revenues to the Corporate level.

OTHER INCOME (EXPENSE).
-----------------------
The Company's interest income increased to $173,000 for the first quarter of fiscal 1999 from $53,000 for the first quarter of fiscal 1998. The increase is a result of the Company's investment, principally in marketable securities (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein), of the net proceeds received by the Company from the sale of Marquest Medical Products, Inc. ("Marquest") to Vital Signs, Inc. in July 1997.

The Company recorded interest expense of $47,000 during the first quarter of fiscal 1998 and had no corresponding interest expense during the first quarter of fiscal 1999. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to Vital Signs, Inc. to repay in full the outstanding principal balance on a note payable to the adult children of an affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $6,741,000 at June 30, 1998, a decrease of $127,000 from March 31, 1998. Working capital increased to $7,953,000 at June 30, 1998 from $7,376,000 at March 31, 1998. The Company's long-term debt decreased slightly to $462,000 at June 30, 1998 from $504,000 at March 31, 1998. The primary reasons for these changes are discussed below.

CASH FLOW FROM OPERATING ACTIVITIES.
------------------------------------
The Company's cash provided by operating activities from continuing operations totaled $243,000 for the first quarter of fiscal 1999, as compared to $583,000 for the first quarter of fiscal 1998. Bio Systems' operations provided cash of $122,000 for the first quarter of fiscal 1999, down from $374,000 for the first quarter of fiscal 1998. This decrease is primarily due to the timing of collection of its accounts receivable. As a result of the decrease in its net sales, Scherer Labs' cash provided from operating activities decreased to $85,000 for the quarter ended June 30, 1998 from $142,000 for the quarter ended June 30, 1997.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
---------------------------------------------------
The Company's cash used for investing activities from continuing operations totaled $282,000 for the first quarter of fiscal 1999, as compared to $150,000 (excluding cash provided from investing activities of discontinued operations of $77,000) for the first quarter of fiscal 1998. Bio Systems made capital expenditures during the first quarter of fiscal 1999 of $273,000 for equipment and containers as a result of the growth in business.

Cash used for financing activities from continuing operations was $19,000 for the quarter ended June 30, 1998, as compared to $151,000 (excluding cash used for financing activities of discontinued operations of $332,000) for the quarter ended June 30, 1997. During the first quarter of fiscal 1998, the Company made installment payments of approximately $90,000 on a note payable to the adult children of an affiliate of the Company. In July, 1997, the Company repaid in full the outstanding principal balance on the note payable by using a portion of the proceeds from the sale of Marquest to Vital Signs, Inc.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

PART II.  OTHER INFORMATION

Item 5.    OTHER INFORMATION
           -----------------

The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act of 1934, as amended, including Rule 14a-4 and Rule 14a-5. Stockholders are entitled to submit proposals on matters appropriate for stockholder action consistent with the rules and regulations of the Securities and Exchange Commission and with the Company's Bylaws.

In connection with a stockholder's proposal to be presented at the 1999 Annual Meeting of Stockholders where such stockholder has not sought inclusion of the proposal in the Company's proxy statement and form of proxy, a proxy granted to the Company's management will give management discretionary authority to vote on any such stockholder proposal at the 1999 Annual Meeting of Stockholders if:

           (i) the Company's Corporate Secretary, Scherer Healthcare, Inc., 120 Interstate North Parkway, Suite 305, Atlanta, Georgia 30339, receives such proposal after June 14, 1999; or

           (ii) if the Company's Corporate Secretary receives such proposal on or before June 14, 1999 and management describes the proposal and how it intends to exercise its discretionary voting authority with respect to such proposal in its proxy statement relating to the 1999 Annual Meeting of Stockholders; provided that, even if the Company includes such information in its proxy statement, the Company's management may not exercise its discretionary voting authority if, among other things, the stockholder submitting the proposal provides the Company's Corporate Secretary with a written statement on or before June 14, 1999 that such stockholder intends to deliver a proxy statement and form of proxy to the number of stockholders required to carry the proposal.

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

                                 SCHERER HEALTHCARE, INC.
                                 (Registrant)

Date:  August 14, 1998           /s/ Robert P. Scherer, Jr.
                                 --------------------------
                                 Robert P. Scherer, Jr.
                                 Chairman, Chief Executive Officer and President


Date:  August 14, 1998           /s/ Gary W. Ruffcorn
                                 --------------------
                                 Gary W. Ruffcorn
                                 Vice President and Chief Financial Officer

                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

             The following exhibit is being filed with this report.

Exhibit                                                                   Page
Number                             Description                            Number
------            --------------------------------------------            ------

    27                       Financial Data Schedule                        14
                         (included only in EDGAR filing)