Form 10-Q
period 1998-09-30
SCHERER HEALTHCARE INC
filed 1998-11-16
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            YES X                NO
                               ---                 ---

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

                 CLASS                    OUTSTANDING AS OF OCTOBER 28, 1998
  -----------------------------------  ---------------------------------------
     Common Stock, $0.01 par value                     4,333,124

                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
NUMBER  PART I.  FINANCIAL INFORMATION                                    NUMBER

  1     Financial Statements:

        Condensed Consolidated Balance
        Sheets as of September 30, 1998 and
        March 31, 1998.................................................     3

        Condensed Consolidated Statements
        of Operations for the Three and Six Months
        Ended September 30, 1998 and 1997..............................     5

        Condensed Consolidated Statements
        of Cash Flows for the Six Months
        Ended September 30, 1998 and 1997 .............................     6

        Notes to Condensed Consolidated
        Financial Statements...........................................     7

  2     Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations..................................................     8

                           PART II. OTHER INFORMATION

  1     Legal Proceedings..............................................    12

  4     Submission of Matters to a Vote of Security Holders............    12

  6     Exhibits and Reports on Form 8-K...............................    12

        SIGNATURES.....................................................    13

        Index to Exhibits..............................................    14

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              September 30, 1998        March 31, 1998
                                                              ------------------        --------------
                                                                 (Unaudited)

CURRENT ASSETS

     Cash and cash equivalents                                   $ 7,697,000              $ 6,868,000
     Accounts receivable, less allowance for doubtful

        accounts of $198,000 and $189,000, respectively            3,328,000                2,796,000
     Current maturities of notes receivable                          201,000                  191,000
     Inventory                                                       221,000                  174,000
     Prepaid and other                                                92,000                  212,000
                                                                 -----------              -----------
          Total current assets                                    11,539,000               10,241,000
                                                                 -----------              -----------


PROPERTY AND EQUIPMENT                                             7,712,000                7,157,000
     Less accumulated depreciation                                (3,606,000)              (3,099,000)
                                                                 -----------              -----------
     Net property and equipment                                    4,106,000                4,058,000
                                                                 -----------              -----------

OTHER ASSETS

     Cost in excess of net assets acquired, net                    2,275,000                2,328,000
     Investments, at market value                                  6,415,000                6,251,000
     Other investments, at cost                                      650,000                  650,000
     Notes receivable, less current portion                           71,000                  174,000
     Intangibles                                                   1,423,000                1,410,000
     Deferred income taxes                                           329,000                  329,000
     Other                                                           158,000                  163,000
     Net assets of discontinued operations                           277,000                  188,000
                                                                 -----------              -----------

          Total other assets                                      11,598,000               11,493,000
                                                                 -----------              -----------

TOTAL ASSETS                                                     $27,243,000              $25,792,000
                                                                 ===========              ===========



          See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30, 1998      March 31, 1998
                                                                  ------------------      --------------
                                                                      (Unaudited)

CURRENT LIABILITIES
    Accounts payable                                                  $   983,000           $   809,000
    Accrued expenses                                                    1,468,000             1,594,000
    Current maturities of debt obligations                                259,000               269,000
    Income taxes payable                                                   84,000               115,000
    Other                                                                  78,000                78,000
                                                                      -----------           -----------

              Total current liabilities                                 2,872,000             2,865,000
                                                                      -----------           -----------

LONG-TERM DEBT, net of current maturities                                 420,000               504,000

OTHER LIABILITIES                                                         443,000               507,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible preferred stock - $.01 par value,
       2,000,000 shares authorized;                                           -                     -
       23,008 shares issued and outstanding at September 30, 1998
       (23,152 at March 31, 1998)
    Common stock - $.01 par value,
       12,000,000 shares authorized;
       4,712,399 shares issued at September 30, 1998
       (4,695,121 at March 31, 1998);
       4,333,037 shares outstanding at September 30, 1998
       (4,315,759 at March 31, 1998)                                       47,000                47,000
    Capital in excess of par value                                     22,394,000            22,366,000
    Unrealized gain (loss) on investments                                 122,000               (48,000)
    Retained earnings                                                   3,978,000             2,584,000
    Less treasury stock, at cost                                       (3,033,000)           (3,033,000)
                                                                      -----------           -----------

              Total stockholders' equity                               23,508,000            21,916,000
                                                                      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $27,243,000           $25,792,000
                                                                      ===========           ===========



          See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended                 Six months ended
                                                           September 30,                     September 30,
                                                    ---------------------------       ---------------------------
                                                       1998             1997             1998             1997
                                                    ----------       ----------       ----------       ----------
NET SALES                                           $3,702,000       $3,411,000       $7,431,000       $6,916,000
                                                    ----------       ----------       ----------       ----------

COSTS AND EXPENSES
     Cost of goods sold                              2,104,000        2,012,000        4,206,000        3,971,000
     Selling, general, and administrative            1,043,000        1,189,000        2,189,000        2,393,000
                                                    ----------       ----------       ----------       ----------

          Total costs and expenses                   3,147,000        3,201,000        6,395,000        6,364,000
                                                    ----------       ----------       ----------       ----------

OPERATING INCOME                                       555,000          210,000        1,036,000          552,000

OTHER INCOME (EXPENSE)
     Interest income                                   177,000          126,000          350,000          180,000
     Interest expense                                     -             (19,000)            -             (67,000)
     Other, net                                         28,000           13,000           47,000           13,000
                                                    ----------       ----------       ----------       ----------

          Total other income (expense)                 205,000          120,000          397,000          126,000
                                                    ----------       ----------       ----------       ----------

Income from continuing operations                      760,000          330,000        1,433,000          678,000
   before income taxes

Provision (benefit) for income taxes                    28,000            5,000           39,000           (5,000)
                                                    ----------       ----------       ----------       ----------

Income from continuing operations                      732,000          325,000        1,394,000          683,000

Income from discontinued operations, net of
   income taxes of $137,000                               -           4,500,000             -           4,572,000
                                                    ----------       ----------       ----------       ----------

NET INCOME                                          $  732,000       $4,825,000       $1,394,000       $5,255,000
                                                    ==========       ==========       ==========       ==========

 BASIC INCOME PER COMMON SHARE
     Income from continuing operations              $     0.17       $     0.08       $     0.32       $     0.16
     Income from discontinued operations                  -                1.04             -                1.06
                                                    ----------       ----------       ----------       ----------
             Net Income                             $     0.17       $     1.12       $     0.32       $     1.22
                                                    ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC                        4,332,487        4,314,223        4,325,534        4,314,223
                                                    ==========       ==========       ==========       ==========

DILUTED INCOME PER COMMON
   SHARE
     Income from continuing operations              $     0.16       $     0.07       $     0.31       $     0.15
     Income from discontinued operations                  -                1.00             -                1.02
                                                    ----------       ----------       ----------       ----------
             Net Income                             $     0.16       $     1.07       $     0.31       $     1.17
                                                    ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - DILUTED                      4,547,654        4,524,941        4,563,379        4,477,717
                                                    ==========       ==========       ==========       ==========



          See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Six months ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                             1998             1997
                                                                          ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $1,394,000      $ 5,255,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                        623,000          485,000
        Income from discontinued operations                                     -          (4,572,000)
        Other noncash charges and credits, net                                 8,000            2,000
    Changes in operating assets and liabilities:
        Accounts receivable                                                 (540,000)        (399,000)
        Inventories                                                          (47,000)         (13,000)
        Prepaid and other                                                    120,000          (12,000)
        Income taxes, net                                                    (31,000)          17,000
        Accounts payable and accrued expenses                                 48,000           91,000
        Other liabilities                                                    (64,000)         211,000
                                                                          ----------      -----------
    Net cash provided by operating activities of continuing operations     1,511,000        1,065,000
    Net operating activities of discontinued operations                      (89,000)       1,131,000
                                                                          ----------      -----------
    Net cash provided by operating activities                              1,422,000        2,196,000
                                                                          ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net                                (555,000)        (426,000)
    Net proceeds from disposal of segment, net of transaction costs             -          10,273,000
    Decrease in notes receivable                                              94,000           89,000
    Other investing activities, net                                          (66,000)        (156,000)
    Net investing activities of discontinued operations                         -              52,000
                                                                          ----------      -----------
Net cash (used for) provided by investing activities                        (527,000)       9,832,000
                                                                          ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayment of  borrowings                                             (94,000)      (2,073,000)
    Exercise of stock options                                                 28,000             -
    Net financing activities of discontinued operations                         -             (96,000)
                                                                          ----------      -----------
Net cash used for financing activities                                       (66,000)      (2,169,000)
                                                                          ----------      -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                          829,000        9,859,000

CASH AND CASH EQUIVALENTS, beginning of period                             6,868,000        3,237,000
                                                                          ----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                  $7,697,000      $13,096,000
                                                                          ==========      ===========



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

NOTE 2.
The components of inventory at September 30, 1998 and March 31, 1998 consisted of the following:


                                                             September 30, 1998    March 31, 1998
                                                             ------------------    --------------
       Finished products                                          $ 89,000            $ 41,000
       Containers, packaging, and raw materials                    178,000             179,000
       LIFO reserve                                                (46,000)            (46,000)
                                                                  --------            --------

             Total                                                $221,000            $174,000
                                                                  ========            ========


Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.
Borrowings at September 30, 1998 and March 31, 1998 consisted of the following:


                                                             September 30, 1998    March 31, 1998
                                                             ------------------    --------------
       Obligations under capital leases, due in varying
          installments through fiscal 2003                        $ 679,000           $ 773,000
       Less current maturities                                     (259,000)           (269,000)
                                                                  ---------           ---------

       Long-term debt                                             $ 420,000           $ 504,000
                                                                  =========           =========


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

The amortized cost and fair market value of the Company's marketable securities are as follows:


                                                  Net
                                Amortized      unrealized     Fair market
                                   Cost        gain (loss)      value
                                ----------     -----------    -----------
    SEPTEMBER 30, 1998
        Municipal bonds         $4,777,000      $115,000      $4,892,000
        Corporate bonds          1,218,000        35,000       1,253,000
        Preferred stocks           298,000       (28,000)        270,000
                                ----------      --------      ----------
              Total             $6,293,000      $122,000      $6,415,000
                                ==========      ========      ==========

    MARCH 31,1998
        Municipal bonds         $4,782,000      $(20,000)     $4,762,000
        Corporate bonds          1,219,000       (22,000)      1,197,000
        Preferred stocks           298,000        (6,000)        292,000
                                ----------      --------      ----------
              Total             $6,299,000      $(48,000)     $6,251,000
                                ==========      ========      ==========


The municipal bonds mature ranging from 3 years to 27 years and the corporate bonds mature ranging from 11 years to 27 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q or documents incorporated by reference, contains, in addition to historical information, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning sales of the Company's products or services and operating income. The Company cautions that various factors, including, without limitation, the factors discussed below and in the Company's 1998 Annual Report on Form 10-K as well as general economic conditions and industry trends, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all of such factors.

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).
The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                 Three months ended                 Six months ended
                                                    September 30,                     September 30,
                                             ---------------------------       ---------------------------
                                                1998             1997             1998             1997
                                             ----------       ----------       ----------       ----------
NET SALES:
   Waste Management Services Segment         $3,498,000       $3,083,000       $6,912,000       $6,162,000
   Consumer Healthcare Products Segment         204,000          328,000          519,000          754,000
                                             ----------       ----------       ----------       ----------
        Company Totals                       $3,702,000       $3,411,000       $7,431,000       $6,916,000
                                             ==========       ==========       ==========       ==========

OPERATING INCOME (LOSS):
   Waste Management Services Segment         $  626,000       $  412,000       $1,139,000       $  808,000
   Consumer Healthcare Products Segment          43,000          133,000          156,000          338,000
   Corporate                                   (114,000)        (335,000)        (259,000)        (594,000)
                                             ----------       ----------       ----------       ----------
        Company Totals                       $  555,000       $  210,000       $1,036,000       $  552,000
                                             ==========       ==========       ==========       ==========


The Company's net sales increased 9% to $3,702,000 for the second quarter of fiscal 1999 from $3,411,000 for the second quarter of fiscal 1998. The Company's operating income improved to $555,000 for the second quarter of fiscal 1999 from $210,000 for the second quarter of fiscal 1998. The Company's cost of goods sold decreased to 57% of net sales for the quarter ended September 30, 1998 from 59% of net sales for the quarter ended September 30, 1997. Selling, general and administrative expenses decreased to 28% of net sales for the second quarter of fiscal 1999 from 35% for the second quarter of fiscal 1998.

The Company's net sales increased approximately 7% to $7,431,000 for the six months ended September 30, 1998 from $6,916,000 for the six months ended September 30, 1997. The Company's operating income increased 88% to $1,036,000 for the first six months of fiscal 1999 from $552,000 for the first six months of fiscal 1998. Cost of goods sold were 57% of net sales for the six months ended September 30, 1998, which was unchanged as compared to the six months ended September 30, 1997. Selling, general and administrative expenses decreased to 30% of net sales for the six months ended September 30, 1998 from 35% of net sales for the six months ended September 30, 1997. The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT
Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 13% to $3,498,000 for the second quarter of fiscal 1999 from $3,083,000 for the second quarter of fiscal 1998. Bio Systems' net sales increased 12% to $6,912,000 for the six months ended September 30, 1998 from $6,162,000 during the same period in fiscal 1998. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals continue to be receptive to out-sourcing certain services such as sharps management. Additionally, the recent industry trend toward the formation of hospital networks has enhanced Bio Systems' sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers.

Bio Systems increased its operating income approximately 52% to $626,000 for the quarter ended September 30, 1998 from $412,000 for the quarter ended September 30, 1997. Bio Systems' cost of goods sold decreased to 58% of net sales for the second quarter of fiscal 1999 from 62% of net sales for the second quarter of fiscal 1998. Selling, general, and administrative expenses decreased slightly to 24% of net sales for the quarter ended September 30, 1998 from 25% of net sales during the same period in fiscal 1998. Starting in early fiscal 1998 and continuing through the current period, Bio Systems has had substantial new hospital account activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses. Primarily as a result of the increase in net sales, Bio Systems has had better absorption of the costs and expenses associated with the new account installations in fiscal 1999. Additionally, while increasing its sales revenue, Bio Systems has been successful in controlling administrative costs such as legal fees and business liability insurance.

Primarily due to the reasons discussed above, Bio Systems' operating income increased 41% to $1,139,000 for the six months ended September 30, 1998 from $808,000 for the six months ended September 30, 1997. Cost of goods sold decreased to 58% of net sales for the six months ended September 30, 1998 from 60% for the same period in fiscal 1998 and selling, general and administrative expenses decreased to 25% of net sales for the first six months of fiscal 1999 from 27% for the first six months of fiscal 1998.

CONSUMER HEALTHCARE PRODUCTS SEGMENT
Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), decreased approximately 38% to $204,000 for the second quarter of fiscal 1999 from $328,000 during the same period in fiscal 1998. Scherer Labs' net sales decreased 31% to $519,000 for the six months ended September 30, 1998 from $754,000 for the six months ended September 30, 1997. The decrease in Scherer Labs' net sales is due to the following factors: (i) during the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its buying volume for Scherer Labs' two core products which resulted in a significant decrease in sales orders for these products;
(ii) increased competition for Scherer Labs' largest volume product; and (iii) as a result of industry consolidation, some of Scherer Labs' other customers have either significantly decreased or discontinued their sales orders for Scherer Labs' products. Although Scherer Labs has taken action to regain the lost sales, there can be no assurance that Scherer Labs will be able to return its sales volume to the level prior to the factors discussed above.

As a result of the decrease in net sales, Scherer Labs' operating income decreased 68% to $43,000 for the second quarter of fiscal 1999 from $133,000 for the second quarter of fiscal 1998 and decreased 54% to $156,000 for the six months ended September 30, 1998 from $338,000 for the six months ended September 30, 1997.

CORPORATE
The Company's operating expenses at the Corporate level decreased to $114,000 for the quarter ended September 30, 1998 from $335,000 for the quarter ended September 30, 1997. For the six months ended September 30, 1998, operating expenses at the Corporate level decreased to $259,000 from $594,000 for the same period in fiscal 1998. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions, including the Company's executive officers, rent expense, and professional accounting and legal fees. In February 1998, the Company relocated its Corporate headquarters to another location in Atlanta, Georgia and as a result reduced its rent expense by $68,000 and $133,000 for the quarter and six months ended September 30, 1998, respectively, as compared to the same periods in fiscal 1998. The Company reduced its legal fees at the Corporate level by $76,000 and $135,000 for the quarter and six months ended September 30, 1998, respectively, as compared to the same periods ended September 30, 1997. In fiscal 1998 the Company incurred legal fees associated with certain litigation that was settled in the second quarter of fiscal 1998. Additionally, through a reduction in personnel at the Company's Corporate office, the salaries and wages at the Corporate level have decreased in fiscal 1999, as compared to fiscal 1998. It is anticipated that these reductions will be offset in future periods in light of the Company's plans to begin paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. Currently, the Company does not pay Mr. Scherer any salary or other compensation for his services. The functions and responsibilities of the personnel that left the Corporate office have either been absorbed by the remaining Corporate office staff or have been out-sourced. The expenses associated with the out-sourcing of certain professional functions has partially offset the savings from the reduction of the Corporate office staff. The Company does not allocate any revenues to the Corporate level.

OTHER INCOME (EXPENSE).
The Company's interest income increased to $177,000 for the second quarter of fiscal 1999 from $126,000 for the second quarter of fiscal 1998 and increased to $350,000 for the six months ended September 30, 1998 from $180,000 for the six months ended September 30, 1997. The increases are a result of the Company's investment, principally in marketable securities (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein), of the net proceeds received by the Company from the sale of Marquest Medical Products, Inc. ("Marquest") to Vital Signs, Inc. in July 1997.

The Company recorded interest expense of $19,000 during the second quarter of fiscal 1998 and had no corresponding interest expense during the second quarter of fiscal 1999 and recorded interest expense of $67,000 for the six months ended September 30, 1997 with no corresponding interest expense for the same period in fiscal 1999. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to repay in full the outstanding principal balance on a note payable to the adult children of an affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $7,697,000 at September 30, 1998, an increase of $829,000 from March 31, 1998. Working capital increased to $8,667,000 at September 30, 1998 from $7,376,000 at March 31, 1998. The
Company's long-term debt decreased to $420,000 at September 30, 1998 from $504,000 at March 31, 1998. The primary reasons for these changes are discussed below.

CASH FLOW FROM OPERATING ACTIVITIES.
The Company's cash provided by operating activities from continuing operations totaled $1,511,000 for the first six months of fiscal 1999, as compared to $1,065,000 for the first six months of fiscal 1998. Bio Systems' operations provided cash of $733,000 for the first six months of fiscal 1999, up slightly from $696,000 for the first six months of fiscal 1998. As a result of the decrease in its net sales, Scherer Labs' cash provided from operating activities decreased to $115,000 for the six months ended September 30, 1998 from $274,000 for the six months ended September 30, 1997. Primarily due to the reduction in corporate operating expenses and timing of working capital items, the cash provided by operations at the corporate level increased to $663,000 for the six months ended September 30, 1998 from $95,000 for the same period in fiscal 1998.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
The Company's investing activities used cash of $527,000 for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997 where the Company's investing activities provided cash of $9,832,000. The six months ended September 30, 1997 include the net proceeds received by the Company from the sale of Marquest to Vital Signs, Inc. in July 1997. The aggregate proceeds received by the Company from the transaction, net of costs, was $11,296,000 and the cash held by Marquest at the time of the transaction was $1,023,000. Bio Systems made capital expenditures during the first six months of fiscal 1999 of $550,000 primarily for equipment and containers as a result of the growth in business. Bio Systems made capital expenditures of $407,000 during the same period in fiscal 1998.

Cash used for financing activities decreased to $66,000 for the six months ended September 30, 1998 from $2,169,000 for the six months ended September 30, 1997. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to repay in full the principal balance of $1,867,000 on a note payable to the adult children of an affiliate of the Company.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

YEAR 2000 ISSUES.
Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (I) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company has developed a plan to modify its information technology for the year 2000 and during the quarter ended September 30, 1998 began replacing critical data processing systems at its corporate headquarters as well as at Bio Systems. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company currently expects that its review of other systems will be substantially completed by March 31, 1999 at a cost not material to the Company's business, financial condition or results of operations. As of September 30, 1998, the Company incurred approximately $35,000 in replacing and converting the Company's data processing systems and it anticipates it will incur less than $50,000 in future periods to complete the replacement and conversion process.

The Company believes that its most reasonably likely worst case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and suppliers of materials. Similarly, the failure of the Company's hospital and other healthcare provider customers to be year 2000 compliant could have an adverse impact on the Company. While the Company is taking steps that it believes to be reasonable and prudent to assess the year 2000 readiness of third parties with whom the Company does business, the failure of any of these third parties to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. Readers are cautioned that forward-looking statements contained in this year 2000 update should be read in conjunction with the Company's disclosures regarding forward looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission. On September 9, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and
         Chief Executive Officer of the Company, as her employers. Ms. Murphy's charge is based on her allegation that Mr. Scherer engaged in inappropriate behavior and retaliated against her during her employment with the Company. Mr. Scherer denies Ms. Murphy's allegations of inappropriate behavior and retaliation. The Company has conducted an internal investigation of Ms. Murphy's charge and has concluded that there has been no Title VII violation. Accordingly, the Company intends to vigorously defend all claims brought by Ms. Murphy.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on September 16, 1998 for the purpose of electing Directors. The following persons were elected to the Company's Board of Directors. The vote totals are set forth opposite the name of each nominee for director.


                                                    For               Withheld
                                               ----------------    --------------
                  Stephen Lukas, Sr.           3,647,433 shares      4,513 shares
                  Kenneth H. Robertson         3,647,943 shares      4,003 shares
                  Robert P. Scherer, Jr.       3,520,330 shares    131,616 shares
                  William J. Thompson          3,647,377 shares      4,569 shares


         There were no broker non-votes with respect to the election of directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         EXHIBIT NO.                           DESCRIPTION
            27                           Financial Data Schedule

         (b)  Reports on Form 8-K.

                     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCHERER HEALTHCARE, INC.

                                 (Registrant)

Date:   November 13, 1998        /s/ Robert P. Scherer, Jr.
                                 --------------------------
                                 Robert P. Scherer, Jr.
                                 Chairman, Chief Executive Officer and President

Date:   November 13, 1998        /s/ Gary W. Ruffcorn
                                 --------------------
                                 Gary W. Ruffcorn
                                 Vice President and Chief Financial Officer

                          SCHERER HEALTHCARE, INC.

                              INDEX OF EXHIBITS

           The following exhibit is being filed with this report.

Exhibit                                                                   Page
Number                          Description                               Number
-------    ------------------------------------------------------         ------
  27                       Financial Data Schedule                          15
                       (included only in EDGAR filing)