Form 10-Q
period 1998-12-31
SCHERER HEALTHCARE INC
filed 1999-02-12
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                 YES  X   NO
                                     ---

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:



          CLASS                            OUTSTANDING AS OF FEBRUARY 10, 1999
          -----                            -----------------------------------

Common Stock, $0.01 par value                          4,334,049


                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                       PAGE
NUMBER         PART I.  FINANCIAL INFORMATION                             NUMBER
------         ------------------------------                             ------
  1            Financial Statements:

               Condensed Consolidated Balance
               Sheets as of December 31, 1998 and
               March 31, 1998 ...........................................      3


               Condensed Consolidated Statements
               of Operations for the Three and Nine Months
               Ended December 31, 1998 and 1997 .........................      5

               Condensed Consolidated Statements
               of Cash Flows for the Nine Months
               Ended December 31, 1998 and 1997 .........................      6

               Notes to Condensed Consolidated
               Financial Statements......................................      7

  2            Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.............................................      8

                           PART II. OTHER INFORMATION

  1            Legal Proceedings ........................................     12


  6            Exhibits and Reports on Form 8-K .........................     12


               SIGNATURES ...............................................     13

               Index to Exhibits.........................................     14


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                              December 31, 1998      March 31, 1998
                                                              -----------------      --------------
                                                               (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                  $  7,861,000          $  6,868,000
     Accounts receivable, less allowance for doubtful
        accounts of $206,000 and $189,000, respectively            3,477,000             2,796,000
     Current maturities of notes receivable                          205,000               191,000
     Inventory                                                       258,000               174,000
     Prepaid and other                                               203,000               212,000
                                                                ------------          ------------
          Total current assets                                    12,004,000            10,241,000
                                                                ------------          ------------

PROPERTY AND EQUIPMENT                                             7,912,000             7,157,000
     Less accumulated depreciation                                (3,835,000)           (3,099,000)
                                                                ------------          ------------
     Net property and equipment                                    4,077,000             4,058,000
                                                                ------------          ------------
OTHER ASSETS
     Cost in excess of net assets acquired, net                    2,248,000             2,328,000
     Investments, at market value                                  6,360,000             6,251,000
     Other investments, at cost                                      650,000               650,000
     Notes receivable, less current portion                           18,000               174,000
     Intangibles, net                                              1,449,000             1,410,000
     Deferred income taxes                                           329,000               329,000
     Other                                                           201,000               163,000
     Net assets of discontinued operations                           298,000               188,000
                                                                ------------          ------------
          Total other assets                                      11,553,000            11,493,000
                                                                ------------          ------------
TOTAL ASSETS                                                    $ 27,634,000          $ 25,792,000
                                                                ------------          ------------
                                                                ------------          ------------



           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31, 1998       March 31, 1998
                                                                       -----------------       ---------------
                                                                         (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                                     $    950,000          $    809,000
    Accrued expenses                                                        1,538,000             1,594,000
    Current maturities of debt obligations                                    242,000               269,000
    Income taxes payable                                                       88,000               115,000
    Other                                                                      78,000                78,000
                                                                         ------------          ------------
              Total current liabilities                                     2,896,000             2,865,000
                                                                         ------------          ------------

LONG-TERM DEBT, net of current maturities                                     367,000               504,000

OTHER LIABILITIES                                                             411,000               507,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible preferred stock - $.01 par value,
       2,000,000 shares authorized;
       23,036 shares issued and outstanding at December 31, 1998                 --                    --
       (23,152 at March 31, 1998)
    Common stock - $.01 par value,
       12,000,000 shares authorized;
       4,712,486 shares issued at December 31, 1998
        (4,695,121 at March 31, 1998);
       4,333,124 shares outstanding at December 31, 1998
        (4,315,759 at March 31, 1998)                                          47,000                47,000
    Capital in excess of par value                                         22,394,000            22,366,000
    Unrealized gain (loss) on investments                                      69,000               (48,000)
    Retained earnings                                                       4,483,000             2,584,000
    Less treasury stock, at cost                                           (3,033,000)           (3,033,000)
                                                                         ------------          ------------
              Total stockholders' equity                                   23,960,000            21,916,000
                                                                         ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 27,634,000          $ 25,792,000
                                                                         ------------          ------------
                                                                         ------------          ------------




           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three months ended                      Nine months ended
                                                         December 31,                           December 31,
                                                 ------------------------------       ------------------------------
                                                    1998               1997                1998             1997
                                                 ------------      ------------       ------------      ------------

NET SALES                                        $  3,719,000      $  3,398,000       $ 11,150,000      $ 10,314,000
                                                 ------------      ------------       ------------      ------------

COSTS AND EXPENSES
     Cost of goods sold                             2,233,000         2,010,000          6,439,000         5,981,000
     Selling, general, and administrative           1,150,000         1,140,000          3,339,000         3,533,000
                                                 ------------      ------------       ------------      ------------
          Total costs and expenses                  3,383,000         3,150,000          9,778,000         9,514,000
                                                 ------------      ------------       ------------      ------------
OPERATING INCOME                                      336,000           248,000          1,372,000           800,000

OTHER INCOME (EXPENSE)
     Interest income                                  174,000           174,000            524,000           354,000
     Interest expense                                    --              (7,000)              --             (74,000)
     Other, net                                        18,000            20,000             65,000            33,000
                                                 ------------      ------------       ------------      ------------
          Total other income (expense)                192,000           187,000            589,000           313,000
                                                 ------------      ------------       ------------      ------------
Income from continuing operations
   before income taxes                                528,000           435,000          1,961,000         1,113,000

Provision (benefit) for income taxes                   23,000             1,000             62,000            (4,000)
                                                 ------------      ------------       ------------      ------------
Income from continuing operations                     505,000           434,000          1,899,000         1,117,000

Income from discontinued operations, net of
   income taxes of $137,000                              --                --                 --           4,572,000
                                                 ------------      ------------       ------------      ------------

NET INCOME                                       $    505,000      $    434,000       $  1,899,000      $  5,689,000
                                                 ------------      ------------       ------------      ------------
                                                 ------------      ------------       ------------      ------------

 BASIC INCOME PER COMMON SHARE
     Income from continuing operations           $       0.12      $       0.10       $       0.44      $       0.26
     Income from discontinued operations                 --                --                 --                1.06
                                                 ------------      ------------       ------------      ------------
             Net Income                          $       0.12      $       0.10       $       0.44      $       1.32
                                                 ------------      ------------       ------------      ------------
                                                 ------------      ------------       ------------      ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC                       4,333,117         4,314,239          4,328,071         4,314,228
                                                 ------------      ------------       ------------      ------------
                                                 ------------      ------------       ------------      ------------
DILUTED INCOME PER COMMON
   SHARE
     Income from continuing operations           $       0.11      $       0.09       $       0.42      $       0.25
     Income from discontinued operations                 --                --                 --                1.01
                                                 ------------      ------------       ------------      ------------
            Net Income                          $       0.11      $       0.09       $       0.42      $       1.26
                                                 ------------      ------------       ------------      ------------
                                                 ------------      ------------       ------------      ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - DILUTED                     4,558,725         4,570,673          4,561,828         4,512,267
                                                 ------------      ------------       ------------      ------------
                                                 ------------      ------------       ------------      ------------


            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine months ended
                                                                                       December 31,
                                                                             ---------------------------------
                                                                                 1998                 1997
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  1,899,000         $  5,689,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             950,000              539,000
        Income from discontinued operations                                             -           (4,572,000)
        Other noncash charges and credits, net                                     16,000               10,000
    Changes in operating assets and liabilities:
        Accounts receivable                                                      (697,000)            (603,000)
        Inventories                                                               (84,000)              (5,000)
        Prepaid and other                                                           9,000              (15,000)
        Income taxes, net                                                         (28,000)              18,000
        Accounts payable and accrued expenses                                      86,000             (338,000)
        Other liabilities                                                         (97,000)             186,000
                                                                             ------------         ------------
    Net cash provided by operating activities of continuing operations          2,054,000              909,000
    Net operating activities of discontinued operations                          (110,000)           1,104,000
                                                                             ------------         ------------
    Net cash provided by operating activities                                   1,944,000            2,013,000
                                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net                                     (791,000)            (827,000)
    Net proceeds from disposal of segment, net of transaction costs                     -           10,273,000
    Purchase of long-term investments                                                   -           (6,303,000)
    Decrease in notes receivable                                                  142,000              135,000
    Purchase of minority partnership interest                                           -           (1,214,000)
    Other investing activities, net                                              (166,000)              11,000
    Net investing activities of discontinued operations                                 -               52,000
                                                                             ------------         ------------
Net cash (used for) provided by investing activities                             (815,000)           2,127,000
                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayment of  borrowings                                                 (164,000)          (1,806,000)
    Exercise of stock options                                                      28,000                    -
    Net financing activities of discontinued operations                                 -              (96,000)
                                                                             ------------         ------------
Net cash used for financing activities                                           (136,000)          (1,902,000)
                                                                             ------------         ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                               993,000            2,238,000

CASH AND CASH EQUIVALENTS, beginning of period                                  6,868,000            3,237,000
                                                                             ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                     $  7,861,000         $  5,475,000
                                                                             ------------         ------------
                                                                             ------------         ------------


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

NOTE 2.

The components of inventory at December 31, 1998 and March 31, 1998 consisted of the following:


                                                              December 31, 1998            March 31, 1998
                                                              -----------------            --------------

Finished products                                               $    62,000                 $    41,000
Containers, packaging, and raw materials                            242,000                     179,000
LIFO reserve                                                        (46,000)                    (46,000)
                                                                 ----------                  ----------
      Total                                                      $  258,000                  $  174,000
                                                                 ----------                  ----------
                                                                 ----------                  ----------


Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.

Borrowings at December 31, 1998 and March 31, 1998 consisted of the following:


                                                            December 31, 1998  March 31, 1998
                                                            -----------------  --------------
Obligations under capital leases, due in varying
     installments through fiscal 2003                           $  609,000       $  773,000
Less current maturities                                           (242,000)        (269,000)
                                                                ----------       ----------
Long-term debt                                                  $  367,000       $  504,000
                                                                ----------       ----------
                                                                ----------       ----------


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

The amortized cost and fair market value of the Company's marketable securities are as follows:


                                                               Net
                                             Amortized      unrealized      Fair market
                                               Cost         gain (loss)         value
                                          ------------    -------------    ------------
DECEMBER 31, 1998
        Municipal bonds                   $  4,775,000    $      82,000    $  4,857,000
        Corporate bonds                      1,218,000           22,000       1,240,000
        Preferred stocks                       298,000          (35,000)        263,000
                                          ------------    -------------    ------------
              Total                       $  6,291,000    $      69,000    $  6,360,000
                                          ------------    -------------    ------------
                                          ------------    -------------    ------------

MARCH 31,1998
        Municipal bonds                   $  4,782,000    $     (20,000)   $  4,762,000
        Corporate bonds                      1,219,000          (22,000)      1,197,000
        Preferred stocks                       298,000           (6,000)        292,000
                                          ------------    -------------    ------------
              Total                       $  6,299,000    $     (48,000)   $  6,251,000
                                          ------------    -------------    ------------
                                          ------------    -------------    ------------

The municipal bonds mature ranging from 3 years to 27 years and the corporate bonds mature ranging from 11 years to 27 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q or documents incorporated by reference, contains, in addition to historical information, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 20A of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning sales of the Company's products or services and operating income. The Company cautions that various factors, including, without limitation, the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 as well as general economic conditions and industry trends, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all of such factors.

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).
The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                           Three months ended                        Nine months ended
                                                              December 31,                              December 31,
                                                    ----------------------------------        ----------------------------------
                                                         1998                1997                 1998                 1997
                                                    -------------        -------------        -------------        -------------
NET SALES:
   Waste Management Services Segment                $   3,556,000        $   3,139,000        $  10,468,000       $    9,300,000
   Consumer Healthcare Products Segment                   163,000              259,000              682,000            1,014,000
                                                    -------------        -------------        -------------        -------------
        Company Totals                              $   3,719,000        $   3,398,000        $  11,150,000        $  10,314,000
                                                    -------------        -------------        -------------        -------------
                                                    -------------        -------------        -------------        -------------

OPERATING INCOME (LOSS):
   Waste Management Services Segment               $      453,000       $      371,000       $    1,592,000       $    1,179,000
   Consumer Healthcare Products Segment                    21,000               87,000              177,000              425,000
   Corporate                                             (138,000)            (210,000)            (397,000)            (804,000)
                                                    -------------        -------------        -------------        -------------
        Company Totals                             $      336,000       $      248,000       $    1,372,000      $       800,000
                                                    -------------        -------------        -------------        -------------
                                                    -------------        -------------        -------------        -------------


The Company's net sales increased 9% to $3,719,000 for the third quarter of fiscal 1999 from $3,398,000 for the third quarter of fiscal 1998. The Company's operating income improved to $336,000 for the third quarter of fiscal 1999 from $248,000 for the third quarter of fiscal 1998. The Company's cost of goods sold increased to 60% of net sales for the quarter ended December 31, 1998 from 59% of net sales for the quarter ended December 31, 1997. Selling, general and administrative expenses decreased to 31% of net sales for the third quarter of fiscal 1999 from 34% for the third quarter of fiscal 1998.

The Company's net sales increased approximately 8% to $11,150,000 for the nine months ended December 31, 1998 from $10,314,000 for the nine months ended December 31, 1997. The Company's operating income increased 72% to $1,372,000 for the first nine months of fiscal 1999 from $800,000 for the first nine months of fiscal 1998. Cost of goods sold were 58% of net sales for the nine months ended December 31, 1998, which was unchanged as compared to the nine months ended December 31, 1997. Selling, general and administrative expenses decreased to 30% of net sales for the nine months ended December 31, 1998 from 34% of net sales for the nine months ended December 31, 1997. The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 13% to $3,556,000 for the third quarter of fiscal 1999 from $3,139,000 for the third quarter of fiscal 1998. Bio Systems' net sales increased 13% to $10,468,000 for the nine months ended December 31, 1998 from $9,300,000 during the same period in fiscal 1998. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals continue to be receptive to out-sourcing certain services such as sharps management. Additionally, the recent industry trend toward the formation of hospital networks has enhanced Bio Systems' sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers.

Bio Systems increased its operating income approximately 22% to $453,000 for the quarter ended December 31, 1998 from $371,000 for the quarter ended December 31, 1997. Bio Systems' cost of goods sold were 61% of net sales for the third quarter of fiscal 1999, which was unchanged as compared to the third quarter of fiscal 1998. Selling, general, and administrative expenses decreased slightly to 26% of net sales for the quarter ended December 31, 1998 from 27% of net sales during the same period in fiscal 1998. Starting in early fiscal 1998 and continuing through the current period, Bio Systems has had substantial new hospital account activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses. Primarily as a result of the increase in net sales, Bio Systems has had better absorption of the costs and expenses associated with the new account installations in fiscal 1999 as compared to prior periods. Additionally, while increasing its sales revenue, Bio Systems has been successful in controlling administrative costs such as legal fees and business liability insurance.

Primarily due to the reasons discussed above, Bio Systems' operating income increased 35% to $1,592,000 for the nine months ended December 31, 1998 from $1,179,000 for the nine months ended December 31, 1997. Cost of goods sold decreased to 59% of net sales for the nine months ended December 31, 1998 from 61% for the same period in fiscal 1998 and selling, general and administrative expenses decreased to 26% of net sales for the first nine months of fiscal 1999 from 27% for the first nine months of fiscal 1998.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), decreased approximately 37% to $163,000 for the third quarter of fiscal 1999 from $259,000 during the same period in fiscal 1998. Scherer Labs' net sales decreased 33% to $682,000 for the nine months ended December 31, 1998 from $1,014,000 for the nine months ended December 31, 1997. The decrease in Scherer Labs' net sales is due primarily to the following factors: (i) during the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its buying volume for Scherer Labs' two core products which resulted in a significant decrease in sales orders for these products that has continued throughout the nine month period; (ii) increased competition for Scherer Labs' largest volume product; and (iii) as a result of industry consolidation, some of Scherer Labs' other customers have either significantly decreased or discontinued their sales orders for Scherer Labs' products. Although Scherer Labs has taken action to regain the lost sales, there can be no assurance that Scherer Labs will be able to return its sales volume to prior levels.

As a result of the decrease in net sales, Scherer Labs' operating income decreased 76% to $21,000 for the third quarter of fiscal 1999 from $87,000 for the third quarter of fiscal 1998 and decreased 58% to $177,000 for the nine months ended December 31, 1998 from $425,000 for the nine months ended December 31, 1997.

CORPORATE

The Company's operating expenses at the Corporate level decreased to $138,000 for the quarter ended December 31, 1998 from $210,000 for the quarter ended December 31, 1997. For the nine months ended December 31, 1998, operating expenses at the Corporate level decreased to $397,000 from $804,000 for the same period in fiscal 1998. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions, including the Company's executive officers, rent expense, and professional accounting and legal fees. In February 1998, the Company relocated its Corporate headquarters to another location in Atlanta, Georgia and as a result reduced its rent expense by $69,000 and $202,000 for the quarter and nine months ended December 31, 1998, respectively, as compared to the same periods in fiscal 1998. The Company reduced its legal fees at the Corporate level by $135,000 for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. In fiscal 1998 the Company incurred legal fees associated with certain litigation that was settled in the second quarter of fiscal 1998. Additionally, through a reduction in personnel at the Company's Corporate office, the salaries and wages at the Corporate level have decreased in fiscal 1999, as compared to fiscal 1998. It is anticipated that these reductions will be offset in future periods in light of the Company's plans to begin paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. Currently, the Company does not pay Mr. Scherer any salary or other compensation for his services. The functions and responsibilities of the personnel that left the Corporate office have either been absorbed by the remaining Corporate office staff or have been out-sourced. The expenses associated with the out-sourcing of certain professional functions has partially offset the savings from the reduction of the Corporate office staff. The Company does not allocate any revenues to the Corporate level.

OTHER INCOME (EXPENSE).
The Company recorded interest income of $174,000 in both the third quarter of fiscal 1999 and the third quarter of fiscal 1998. Interest income increased to $524,000 for the nine months ended December 31, 1998 from $354,000 for the nine months ended December 31, 1997. The increase is a result of the Company's investment, principally in marketable securities of the net proceeds received by the Company from the sale of Marquest Medical Products, Inc. ("Marquest") to Vital Signs, Inc. in July 1997. See Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein.

The Company recorded interest expense of $7,000 during the third quarter of fiscal 1998 and had no interest expense during the third quarter of fiscal 1999 and recorded interest expense of $74,000 for the nine months ended December 31, 1997 with no interest expense for the same period in fiscal 1999. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to repay in full the outstanding principal balance on a note payable to the adult children of an affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $7,861,000 at December 31, 1998, an increase of $993,000 from March 31, 1998. Working capital increased to $9,108,000 at December 31, 1998 from $7,376,000 at March 31, 1998. The Company's long-term debt decreased to $367,000 at December 31, 1998 from $504,000 at March 31, 1998. The primary reasons for these changes are discussed below.

CASH FLOW FROM OPERATING ACTIVITIES.
The Company's cash provided by operating activities from continuing operations totaled $2,054,000 for the first nine months of fiscal 1999, as compared to $909,000 for the first nine months of fiscal 1998. Bio Systems' operations provided cash of $1,186,000 for the first nine months of fiscal 1999, up from $697,000 for the first nine months of fiscal 1998 primarily due to the improvement in Bio Systems' operating results. As a result of the decrease in its net sales, Scherer Labs' cash provided from operating activities decreased to $151,000 for the nine months ended December 31, 1998 from $334,000 for the nine months ended December 31, 1997. Primarily due to the reduction in corporate operating expenses and timing of working capital items, the cash provided by operations at the Corporate level was $717,000 for the nine months ended December 31, 1998 as compared to cash used by operations at the Corporate level of $122,000 for the same period in fiscal 1998.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
The Company's investing activities used cash of $815,000 for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997 where the Company's investing activities provided cash of $2,127,000. The nine months ended December 31, 1997 include the net proceeds received by the Company from the sale of Marquest to Vital Signs, Inc. in July 1997. The aggregate proceeds received by the Company from the transaction, net of costs, was $11,296,000 and the cash held by Marquest at the time of the transaction was $1,023,000. During the third quarter of fiscal 1998, the Company invested approximately $6,300,000 of the proceeds received from the sale of Marquest in long-term high-grade marketable securities. These marketable securities, which consist of municipal bonds, corporate bonds, and preferred stocks, mature over periods ranging from 3 years to 27 years. See Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein.

The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in Bio Systems Partners ("BSP") which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. In early October 1997, the Company and the minority partner were informed by an independent appraiser that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased, using cash on hand, the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000 and as a result, the Company, through its subsidiary, now owns 100% of BSP.

As a result of the growth in business, Bio Systems made capital expenditures for equipment and containers of $776,000 and $808,000 during the nine months ended December 31, 1998 and 1997, respectively.

Cash used for financing activities decreased to $136,000 for the nine months ended December 31, 1998 from $1,902,000 for the nine months ended December 31, 1997. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to repay in full the principal balance of $1,867,000 on a note payable to the adult children of an affiliate of the Company.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

YEAR 2000 ISSUES.
Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company has developed a plan to modify its information technology for the year 2000 and during the quarter ended December 31, 1998 began replacing critical data processing systems at its corporate headquarters as well as at Bio Systems. The Company currently is converting its systems to the new equipment and software and expects to complete the conversion in the quarter ended March 31, 1999. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company currently expects that its review of other systems will be substantially completed by March 31, 1999 at a cost not material to the Company's business, financial condition or results of operations. As of December 31, 1998, the Company incurred approximately $50,000 in replacing and converting the Company's data processing systems and it anticipates it will incur less than $25,000 in future periods to complete the replacement and conversion process.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission (the "EEOC"). On September 9, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. On December 22, 1998, the EEOC notified the Company that it has terminated its investigation of Ms. Murphy's charge. As a result, Ms. Murphy has 90 days from that date of her receipt of the EEOC's notification within which to file a lawsuit against the Company. To the knowledge of the Company, Ms. Murphy has not yet filed such a lawsuit. The Company has conducted an internal investigation of Ms. Murphy's charge and has concluded that there has been no Title VII violation. Accordingly, the Company intends to vigorously defend all claims brought by Ms. Murphy.

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


                               SCHERER HEALTHCARE, INC.
                               (Registrant)


Date:   February 11, 1999      /s/ Robert P. Scherer, Jr.
                               --------------------------
                               Robert P. Scherer, Jr.
                               Chairman, Chief Executive Officer and President


Date:   February 11, 1999      /s/ Gary W. Ruffcorn
                               --------------------
                               Gary W. Ruffcorn
                               Vice President and Chief Financial Officer

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
