Form 10-K405
period 1999-03-31
SCHERER HEALTHCARE INC
filed 1999-06-29
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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
                               YES  X                   NO      .
                                   ---                     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant on June 17, 1999 was $6,325,821. There were 4,336,234 Shares of Common Stock outstanding on June 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Parts I and III of this report.

                            SCHERER HEALTHCARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                -----------------

Item                                                                                                         Page
Number                                                                                                      Number
------                                                                                                      ------
                                     PART I

 1.      Business.................................................................................             3

 2.      Properties...............................................................................             9

 3.      Legal Proceedings........................................................................             9

 4.      Submission of Matters to a Vote of Security Holders......................................            10

 4a.     Executive Officers of the Registrant.....................................................            10

                                     PART II

 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................            10

 6.      Selected Financial Data..................................................................            11

 7.      Management's Discussion and Analysis of Financial Condition and Results of
         Operations...............................................................................            11

 7a.     Quantitative and Qualitative Disclosures About Market Risk...............................            16

 8.      Financial Statements and Supplementary Data..............................................            16

 9.      Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...............................................................................            16

                                    PART III

10.      Directors and Executive Officers of the Registrant.......................................            17

11.      Executive Compensation...................................................................            17

12.      Security Ownership of Certain Beneficial Owners and Management...........................            17

13.      Certain Relationships and Related Transactions...........................................            17

                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................            18

SIGNATURES........................................................................................            19

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE....................................           F-1

INDEX OF EXHIBITS.................................................................................            42

                            SCHERER HEALTHCARE, INC.

                                    FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
--------

Scherer Healthcare, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 18, 1981 as the successor to Aloe Creme Laboratories, Inc., incorporated on February 7, 1953. The Company's Common Stock is listed on The Nasdaq National Market under the symbol "SCHR".

The Company, through its subsidiaries, operates in two business segments. The Company's Waste Management Services Segment assists hospitals, clinics, doctors, and other health care facilities with the control and disposal of sharp-edged medical waste such as scalpels, syringes, and needles. The Consumer Healthcare Products Segment distributes brand name and generic over-the-counter health care products. At March 31, 1999, the following subsidiaries operated within the Company's two business segments:

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

     CONSUMER HEALTHCARE PRODUCTS SEGMENT:
          Scherer Laboratories Inc., a Texas corporation, is 100% owned by the Company.

As used herein, the term "Company" includes Scherer Healthcare, Inc. and, where appropriate, its subsidiaries.

FINANCIAL INFORMATION RELATING TO SEGMENT OPERATIONS

Set forth below is certain financial information with respect to each of the Company's operating segments.


                                                              Years Ended March 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
                                                                (In Thousands)
Net Sales:
  Waste Management Services Segment                   $ 14,123    $ 12,567    $ 11,836
  Consumer Healthcare Products Segment                     872       1,286       1,276
                                                      --------    --------    --------
   Total                                              $ 14,995    $ 13,853    $ 13,112
                                                      --------    --------    --------
                                                      --------    --------    --------

Operating Income (Loss) from Continuing Operations:
  Waste Management Services Segment                   $  1,907    $  1,603    $  1,073
  Consumer Healthcare Products Segment                     215         543         467
  Corporate                                               (496)     (1,112)     (1,022)
                                                      --------    --------    --------
   Total                                              $  1,626    $  1,034    $    518
                                                      --------    --------    --------
                                                      --------    --------    --------
Identifiable Assets:
  Waste Management Services Segment                   $ 11,821    $ 10,945    $  9,589
  Consumer Healthcare Products Segment                     115         157         111
  Corporate (a)                                         16,041      14,690      11,670
                                                      --------    --------    --------
   Total                                              $ 27,977    $ 25,792    $ 21,370
                                                      --------    --------    --------
                                                      --------    --------    --------
Depreciation Expense:
  Waste Management Services Segment                   $  1,016    $    886    $    816
  Consumer Healthcare Products Segment                       2           1           1
  Corporate                                                 42          29          25
                                                      --------    --------    --------
   Total                                              $  1,060    $    916    $    842
                                                      --------    --------    --------
                                                      --------    --------    --------
Capital Expenditures:
  Waste Management Services Segment                   $  1,105    $  1,228    $  1,107
  Consumer Healthcare Products Segment                       4        --             6
  Corporate                                                 24         113           5
                                                      --------    --------    --------
   Total                                              $  1,133    $  1,341    $  1,118
                                                      --------    --------    --------
                                                      --------    --------    --------

 (a) Amount includes net assets of discontinued operations of $326,000, $188,000, and $7,003,000 in fiscal years 1999, 1998, and 1997, respectively.

The Company recorded interest income of $687,000, $521,000, and $160,000 in fiscal years 1999, 1998, and 1997, respectively. Additionally, the Company recorded interest expense of $52,000 and $195,000 in fiscal years 1998 and 1997, respectively. The Company records interest income and interest expense at the Corporate level.

WASTE MANAGEMENT SERVICES SEGMENT

OVERVIEW. The Company operates its Waste Management Services Segment through Bio Systems Partners ("BSP"), BioWaste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"). Prior to fiscal 1998, the Company owned a 60% general partnership interest in BSP, a Georgia partnership. In October 1997, the Company, through BioWaste Systems, Inc., a wholly-owned Georgia corporation, purchased the minority partner's 40% partnership interest in BSP for $1,100,000. Medical Waste Systems, Inc. is a Delaware corporation and is wholly-owned by the Company.

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

CUSTOMERS. Bio Systems' customers include hospitals, nursing homes, medical clinics, physicians and laboratories. Services to hospitals are typically provided under contracts with a term of at least one year. As of March 31, 1999, Bio Systems had contracts with over 200 hospitals including agreements with the Greater New York Hospital Association, New Jersey Hospital Association, and seven of the largest hospital networks in the Northeast. Additionally, Bio Systems provides medical services to over 3,500 small quantity generators including medical clinics, laboratories, and physicians offices.

No single customer accounts for over 10% of Bio Systems' net sales.

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

New regulations are frequently promulgated, compliance with which could have a material adverse effect on Bio Systems' business. Management is not aware of any pending regulations in Bio Systems' market areas that would have such a material adverse effect.

EMPLOYEES. At March 31, 1999, Bio Systems had 134 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 69% of Bio Systems' employees. Bio Systems entered into a three-year collective bargaining agreement in June 1996 with the union for its New York employees and a three-year agreement in October 1996 with the union for its Pennsylvania employees. In June 1999, the New York union employees ratified a new three-year contract. New contract negotiations with the union for the Pennsylvania employees, whose current agreement expires in October 1999, have not commenced although management anticipates that discussions will begin during the second quarter of fiscal 2000. In April 1999, Bio Systems received notice that approximately 10 employees at its transfer facility in Haverhill, Massachusetts are now represented by a union. Bio Systems has not begun discussions with the union regarding a collective bargaining agreement covering the Massachusetts employees. Management considers its employee relations to be good.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

OVERVIEW. In 1981, the Company acquired Scherer Laboratories, Inc., ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs markets brand name and generic over-the-counter drugs. These products are primarily used for treatment of colds and coughs, eye and ear irritations and insect bites. In early fiscal 1997, Scherer Labs discontinued the sale of its one remaining prescription drug. The loss of these sales did not have a material effect on the Company. Scherer Labs' products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 1.5% of total annual sales.

Scherer Labs shares office and warehouse space with the Company at the Company's corporate headquarters in Atlanta, Georgia and has a sales and marketing office located in Dallas, Texas. At March 31, 1999, Scherer Labs had two employees. One employee, who works from the Dallas, Texas office, administers all sales, marketing, and purchasing and handles relations with customers, suppliers and contractors. The other employee, who works from the Atlanta, Georgia facility, administers all customer service, warehouse and distribution functions and also performs certain accounting functions including order processing, accounts receivable, and inventory control. In the second quarter of fiscal 1999, Scherer Labs began performing all inventory and shipping functions internally from its Atlanta, Georgia warehouse. Previously, these services were performed on a contract basis with a public warehouse located in Dallas, Texas.

SEASONALITY. The sales of most of Scherer Labs' products are evenly distributed throughout the year. However, the majority of three of Scherer Labs' products are purchased by consumers during the summer months. As a result of this seasonal activity, approximately 33% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

CUSTOMERS. Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers located in the Southwest region of the United States with approximately 35% of sales to retail outlets located in other areas of the country. Sales to Wal-Mart Stores, Inc. represented approximately 37%, 53% and 55% of total sales in fiscal 1999, 1998 and 1997, respectively. These sales were through McKessonHBOC, Wal-Mart's primary wholesaler, and account for over 80% of McKesson's total purchases from Scherer Labs. The loss of Wal-Mart's business would have a material adverse effect on Scherer Labs' ability to continue to operate profitably. In fiscal 1999, sales to Albertsons, Inc. represented approximately 13% of Scherer Labs' total sales. Prior to fiscal 1999, sales to Albertsons did not account for more than 10% of Scherer Labs total sales.

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

DISCONTINUED MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

The operations of Marquest Medical Products, Inc. ("Marquest") and Scherer Healthcare, Ltd. ("Scherer Ltd.") were included in the Company's Medical Device and Surgical/Safety Disposables Segment. The assets and businesses of Scherer Ltd., a limited partnership that was 65% owned by the Company, were sold in two separate transactions in October 1995 and October 1996. In July 1997, the Company and Marquest, which was a majority owned subsidiary of the Company, completed certain transactions with Vital Signs, Inc. ("VSI") whereby Marquest became a wholly-owned subsidiary of VSI. Effective with the sale of Marquest to VSI, the operations of the Medical Device and Surgical/Safety Segment have been accounted for as a discontinued segment. Set forth below is information regarding Marquest and Scherer Ltd. and the transactions discussed above.

MARQUEST

In fiscal 1994, the Company and Marquest completed a series of transactions whereby the Company obtained a controlling interest in Marquest, a manufacturer and international distributor of specialty cardiopulmonary support, respiratory and anesthesia disposable devices. Marquest utilized an internal sales force and independent distributors to market its four major product groups: blood collection systems for diagnostic testing, aerosolized medication delivery systems, heated humidification systems, and anesthesia and respiratory breathing systems.

As part of the transactions completed in fiscal 1994, the Company purchased from Marquest certain assets associated with the manufacture and sale of Marquest's arterial blood gas products (the "ABG Assets") for $4,500,000 in cash and the Company then leased the ABG Assets back to Marquest in exchange for a royalty equal to 3.25% of the net arterial blood gas product line sales. In consideration for its agreement to enter into the sale and leaseback of the ABG Assets, which included an option whereby Marquest could repurchase the ABG Assets from the Company, the Company received warrants to purchase 6,580,000 shares of Marquest common stock, exercisable at $0.75 per share.

In fiscal 1994, the Company also participated with Marquest in an exchange offer pursuant to which certain outstanding indebtedness of Marquest, which was in default at the time of the exchange offer, was exchanged for new Marquest notes, shares of the Company's preferred stock, and warrants to purchase Marquest common stock. In consideration for the issuance of its preferred stock as part of the exchange offer, the Company received a $4,352,000 convertible note of Marquest, which was, at the option of the Company, convertible into Marquest common stock (the "Marquest Note"). In May 1994, the Company converted $2,500,000 of the Marquest Note into 3,333,333 shares of Marquest common stock. In March 1996, the Company converted the remaining balance of $1,852,000 on the Marquest Note plus the associated accrued interest and accrued but unpaid management fees owed to the Company by Marquest into 3,877,859 shares of Marquest common stock.

In July 1997, VSI acquired Marquest upon the Merger of a wholly-owned subsidiary of VSI with and into Marquest. At the effective time of the Merger, all of the issued and outstanding shares of Marquest common stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest common stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest common stock and the conversion of these shares into cash pursuant to the Merger. Additionally, VSI purchased the ABG Assets from the Company and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete.

SCHERER LTD.

The Company, through a wholly-owned subsidiary, owned a 65% interest in Scherer Ltd. and was its sole general partner. Scherer Ltd., which was formed in 1987, was engaged in the manufacture and distribution of three disposable product lines: surgical drapes and gowns, surgical trays, and industrial/clean room specialty apparel.

In October 1995, Scherer Ltd. sold certain of its assets to Cordis Medical Products, Inc., a wholly owned subsidiary of Cordis Corporation, for $6,527,000. The assets sold were those used in connection with Scherer Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer Ltd.'s facility located in Asheville, North Carolina. Scherer Ltd. received net proceeds, before income taxes, of $4,922,000. Scherer Ltd. continued in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") after the sale of the Medical Business.

In October 1996, Scherer Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer Ltd.'s Industrial Business and included accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable and liabilities related to the Industrial Business.

The two transactions discussed above eliminated substantially all of the assets of Scherer Ltd.; therefore, Scherer Ltd. was dissolved on December 2, 1996.

DISCONTINUED PHARMACEUTICAL RESEARCH AND DEVELOPMENT SEGMENT

Biofor, Inc. ("Biofor"), a majority owned subsidiary of the Company which had been operating the Company's Pharmaceutical Research and Development Segment, was engaged in research to identify and develop new drug compounds. In July 1995, after attempts by the Company to locate a purchaser for Biofor, Biofor ceased further drug design efforts and concentrated solely on the compound research contract it had with Ono Pharmaceutical Company, Ltd. ("Ono"). When the Ono contract expired in March 1996, Biofor discontinued all operations and the Company abandoned all operations of Biofor.

Prior to the discontinuance of its operations, Biofor focused its drug design efforts on arthritis and osteoarthritis as well as the treatment for acute pain. Biofor's lead compound, BF-389, was an anti-inflammatory analgesic which preliminary Phase I clinical trials indicated was not sufficiently bioavailable when administered orally in humans. Other delivery methods that would allow oral administration of the compound were pursued by Biofor without success.

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

      CORPORATE SEGMENT:
           Scherer Healthcare, Inc.
                Atlanta, Georgia - 2,100 square feet of leased office space. Atlanta, Georgia - 5,300 square feet of leased office and warehouse space. The warehouse space is used by Scherer Laboratories, Inc.
           Biofor, Inc.
                Waverly, Pennsylvania - 30,000 square foot building owned by
                     Biofor.

The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 15, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania. The complaint, as amended, filed by Mr. Kovar alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On June 9, 1997, all defendants in the case filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants. Between the date the complaint was filed and the date of the orders on summary judgment, the case progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. Although settlement discussions are ongoing, settlement of the case has not yet been reached. If settlement is not achieved, the Company intends to vigorously defend all of Mr. Kovar's remaining claims.

On August 28, 1998, Amy Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23,1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company has conducted an internal investigation of Ms. Murphy's charge and has concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company that it has terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta, Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. The Company intends to vigorously defend all claims brought by Ms. Murphy.

The Company is a party to certain other legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote during the quarter ended March 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The names, ages at June 1, 1999, and current positions of the Company's executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

    NAME AND AGE                   POSITIONS WITH THE COMPANY
    ------------                   --------------------------

    Robert P. Scherer, Jr., 66     Director of the Company since 1977;
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer of the Company
                                   since February 1995; President of the
                                   Company since May 1998. A Director,
                                   executive officer and controlling
                                   stockholder of RPS Investments, Inc. since its formation.

    Gary W. Ruffcorn, 37           Vice President, Chief Financial Officer,
                                   and Assistant Secretary of the Company
                                   since September 1997. Director of Finance and Accounting of the Company from April
                                   1995 to September 1997; Principal
                                   Financial and Accounting Officer of the
                                   Company from August 1995 to September
                                   1997. Prior to joining the Company, Mr.
                                   Ruffcorn held various accounting positions with Ogden Projects, Inc., including
                                   Assistant Controller/Director of
                                   Accounting, from March 1988 to March 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK
At March 31, 1999, there were approximately 1,967 shareholders of record of the Company's common stock. The Company's common stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:

                                     Fiscal                Fiscal
                                      1999                  1998
                               ------------------   --------------------
                                 High      Low       High        Low
                               -------    -------   --------  ----------
      First Quarter           $ 5.063    $ 3.250   $ 2.250     $ 1.500
      Second Quarter            4.125      2.625     3.625       2.125
      Third Quarter             5.000      2.500     4.125       3.000
      Fourth Quarter            4.500      3.500     4.250       3.375

On June 17, 1999, the closing price of the Common Stock was $3.625.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 1999 are derived from the audited consolidated financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of the Company as of March 31, 1999 and 1998 and for each of the years in the three year period ended March 31, 1999, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.

                                              SELECTED FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEARS ENDED MARCH 31,
                                                             --------------------------------------------------------
                                                                 1999      1998        1997          1996       1995
                                                                 ----      ----        ----          ----       ----
Net sales ................................................   $ 14,995   $ 13,853    $ 13,112    $   11,858   $ 11,023
Cost of goods sold .......................................   $  8,796   $  8,008    $  7,633    $    6,716   $  6,062
Selling, general and administrative expenses .............   $  4,573   $  4,811    $  4,961    $    4,906   $  5,245
Nonrecurring charges .....................................       --         --          --            --     $  2,000
Operating income (loss) ..................................   $  1,626   $  1,034    $    518    $      236   $ (2,284)
Other income (expense), net ..............................   $    772   $    491    $    (68)   $     (200)  $   (573)
Minority interest in net income ..........................       --         --          --            --     $    (74)
Income (loss) from continuing operations .................   $  2,321   $  1,504    $    446    $      214   $ (2,793)
Income (loss) from continuing operations per share basic .   $   0.54   $   0.35    $   0.10    $     0.05   $  (0.66)
Income (loss) from continuing operations per share diluted   $   0.51   $   0.33    $   0.10    $     0.05   $  (0.66)
Gain (loss) from discontinued operations .................       --     $  4,497    $   (707)   $    1,534   $ (7,378)
Net income (loss) ........................................   $  2,321   $  6,001    $   (261)   $    1,748   $(10,171)
Net income (loss)  per share - basic .....................   $   0.54   $   1.39    $  (0.06)   $     0.41   $  (2.39)
Net income (loss)  per share - diluted ...................   $   0.51   $   1.32    $  (0.06)   $     0.40   $  (2.30)
Average shares outstanding - basic .......................      4,330      4,314       4,302         4,277      4,254
Average shares outstanding - diluted .....................      4,566      4,530       4,418         4,418      4,421
Total assets .............................................   $ 27,977   $ 25,792    $ 21,370    $   21,298   $ 27,123
Total long-term liabilities ..............................   $    729   $  1,011    $  2,371    $      648   $    726
Stockholders' equity .....................................   $ 24,268   $ 21,916    $ 15,963    $   16,174   $ 14,486
Cash dividends ...........................................       --         --          --            --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS). The following table sets forth the net sales and operating income (loss) for each segment of the Company's business for the last three fiscal years:

                                                  Years Ended March 31,
                                             -------------------------------
                                              1999        1998        1997
                                             -------     -------     -------
                                                     (In Thousands)
   NET SALES:
   Waste Management Services Segment         $14,123     $12,567     $11,836
   Consumer Healthcare Products Segment          872       1,286       1,276
                                             -------     -------     -------
             Company Totals                  $14,995     $13,853     $13,112
                                             -------     -------     -------
                                             -------     -------     -------
   OPERATING INCOME (LOSS):
   Waste Management Services Segment         $ 1,907     $ 1,603     $ 1,073
   Consumer Healthcare Products Segment          215         543         467
   Corporate                                    (496)     (1,112)     (1,022)
                                             -------     -------     -------
             Company Totals                  $ 1,626     $ 1,034     $   518
                                             -------     -------     -------
                                             -------     -------     -------

FISCAL 1999 VS. FISCAL 1998

The Company's net sales increased by 8% to $14,995,000 in fiscal 1999 from $13,853,000 in fiscal 1998. The Company's operating income increased 57% to $1,626,000 in fiscal 1999 from $1,034,000 in fiscal 1998. The Company's cost of goods sold increased slightly to 59% of net sales in fiscal 1999 from 58% of net sales in fiscal 1998. Selling, general and administrative expenses decreased to 31% of net sales in fiscal 1999 from 35% of net sales in fiscal 1998.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems, increased 12% to $14,123,000 in fiscal 1999 from $12,567,000 in fiscal 1998. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals continue to be receptive to out-sourcing certain services such as sharps management. Additionally, the recent trend toward the formation of hospital networks and Bio Systems' success in marketing its services to these networks has enhanced Bio Systems' sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers.

Bio Systems' operating income increased 19% to $1,907,000 in fiscal 1999 from $1,603,000 in fiscal 1998. Bio Systems' cost of goods sold were 60% of its net sales in fiscal 1999, which was unchanged compared to fiscal 1998. Selling, general and administrative expenses as a percentage of Bio Systems' net sales were also unchanged at 27% in both fiscal 1999 and fiscal 1998. Starting in early fiscal 1998 and continuing through fiscal 1999, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the addition of personnel and medical waste transportation vehicles needed to service the new hospital accounts. As a result of the increase in net sales, Bio Systems has had better absorption of the costs and expenses associated with the new account installations and service in fiscal 1999 compared to prior years. In early fiscal 1999, Bio Systems was notified by the local taxing authority for its New York processing facility that in previous years it had been billed at an incorrect real estate tax rate. Because of this billing error, it was determined that Bio Systems owed approximately $86,000 in real estate taxes which were to be paid over a one year period. Bio Systems' bad debt expense increased approximately $53,000 to $114,000 in fiscal 1999 compared with $61,000 in fiscal 1998 primarily due to the bankruptcy of a hospital network in the fourth quarter of fiscal 1999. These increases were partially offset by a decrease in certain administrative costs and expenses such as business liability insurance.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for Scherer Labs, which operates in the Company's Consumer Healthcare Products Segment, decreased 32% to $872,000 in fiscal 1999 from $1,286,000 in fiscal 1998. The decrease in Scherer Labs' net sales is due primarily to the following factors: (i) during the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its buying volume for Scherer Labs' two core products which resulted in a significant decrease in sales orders for these products that continued throughout the year; (ii) increased competition for Scherer Labs' largest volume product; and (iii) as a result of industry consolidation, some of Scherer Labs' other customers have either significantly decreased or discontinued their sales orders for Scherer Labs' products. Although Scherer Labs has taken action to regain the lost sales, there can be no assurance that Scherer Labs will be able to return its sales volume to prior levels.

As a result of the decrease in net sales, Scherer Labs' operating income decreased 60% to $215,000 in fiscal 1999 from $543,000 in fiscal 1998. Additionally, as a result of the decrease in net sales, Scherer Labs' cost of goods sold increased to 38% of its net sales in fiscal 1999 from 33% in fiscal 1998 and its selling, general and administrative expenses increased to 37% of net sales in fiscal 1999 from 25% in fiscal 1998. Scherer Labs slightly reduced its warehouse and distribution costs and expenses when it began performing all of its inventory and shipping functions internally in warehouse space leased in one of the Company's Atlanta, Georgia facilities. Previously, these functions were performed on a contract basis with a public warehouse in Dallas, Texas.

CORPORATE

The Company's operating expenses in the Corporate Segment decreased to $496,000 in fiscal 1999 from $1,112,000 in fiscal 1998. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. In February 1998, the Company relocated its Corporate headquarters to another location in Atlanta, Georgia and as a result reduced its rent expense by $228,000 in fiscal 1999, as compared to fiscal 1998. The Company reduced its legal fees in the Corporate Segment by $118,000 in fiscal 1999, as compared to fiscal 1998. In fiscal 1998, the Company incurred significant legal fees associated with certain litigation that was settled in the second quarter of fiscal 1998. Additionally, through a reduction in personnel at the Company's Corporate office, payroll expense in the Corporate Segment has decreased in fiscal 1999, as compared to fiscal 1998. These payroll reductions will be offset in fiscal 2000 because as of April 1, 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. In fiscal 1999 and in prior years, the Company did not pay Mr. Scherer any salary or other compensation for his services. The functions and responsibilities of the personnel that left the Corporate office have either been absorbed by the remaining Corporate office staff or have been out-sourced. The expenses associated with the out-sourcing of certain professional functions has partially offset the savings from the reduction of the Corporate office staff. The Company does not allocate any revenues to the Corporate Segment.

FISCAL 1998 VS. FISCAL 1997

The Company's net sales increased by approximately 6% to $13,853,000 in fiscal 1998 from $13,112,000 in fiscal 1997. The Company's operating income increased to $1,034,000 in fiscal 1998 from $518,000 in fiscal 1997, an increase of approximately 100%. The Company's cost of goods sold were 58% of net sales in fiscal 1998, which was unchanged as compared to fiscal 1997. Selling, general and administrative expenses decreased to 35% of net sales in fiscal 1998 from 38% in fiscal 1997.

Set forth below is a discussion of the results of operations of each of the Company's business segments for fiscal 1998 compared to fiscal 1997.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales for Bio Systems increased 6% to $12,567,000 in fiscal 1998 from $11,836,000 in fiscal 1997. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing sharps disposal services.

Bio Systems reported an increase in operating income of 49% to $1,603,000 in fiscal 1998 from $1,073,000 in fiscal 1997. In fiscal 1998, Bio Systems' cost of goods sold were 60% of its net sales, which was unchanged compared to fiscal 1997. Selling, general, and administrative expenses decreased to 27% of net sales in fiscal 1998 from 30% of net sales in fiscal 1997. The decrease in selling, general, and administrative expenses is due to Bio Systems' success in controlling its administrative costs and expenses, such as business liability insurance, combined with a decrease in expenses associated with the purchase of the minority partner's 40% partnership interest in BSP in October 1997. Bio Systems capitalized certain costs, primarily legal fees, associated with the purchase of the minority partnership interest in fiscal 1998, while the costs incurred in fiscal 1997 associated with the transaction were charged to expense. Additionally, Bio Systems reduced its bad debt expense in fiscal 1998, even though its net sales increased, primarily due to the implementation of an aggressive collection effort of its accounts receivable.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for Scherer Labs increased 1% to $1,286,000 in fiscal 1998 from $1,276,000 in fiscal 1997. This slight increase is attributable to a price increase on some of Scherer Labs' products in early fiscal 1998.

Scherer Labs' operating income improved 16% to $543,000 in fiscal 1998 from $467,000 in fiscal 1997. In fiscal 1998, Scherer Labs' cost of goods sold decreased to 33% of net sales from 37% of net sales in fiscal 1997. This improvement can be attributed to a decrease in cost of materials because Scherer Labs' shipped fewer product units in fiscal 1998 and recorded a favorable inventory reserve adjustment. Selling, general, and administrative expenses decreased slightly to 25% of net sales in fiscal 1998 from 26% of net sales in fiscal 1997. This improvement is due to a decrease in certain management consulting fees and expenses associated with Scherer Labs' contracted warehouse and distribution facility.

CORPORATE

The Company recorded operating expenses in the Corporate Segment of $1,112,000 and $1,022,000 in fiscal years 1998 and 1997, respectively. In fiscal 1998, the Company recorded approximately $120,000 in legal fees associated with litigation that was settled during the year. The Company does not allocate any revenues to the Corporate Segment.

OTHER INCOME (EXPENSE). The Company recorded interest income of $687,000, $521,000, and $160,000 in fiscal 1999, 1998, and 1997, respectively. The significant increase in interest income in fiscal 1999 and 1998 is a result of the investment, principally in marketable securities (see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein), of the net proceeds received from the Marquest Transactions in July 1997.

The Company recorded interest expense of $52,000 and $195,000 in fiscal 1998 and 1997, respectively. The decrease in interest expense in fiscal 1998 is a result of the repayment of the outstanding principal balance on a note payable to the adult children of an affiliate of the Company in July 1997. See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein. The Company used a portion of the proceeds from the Marquest Transactions to repay in full the note payable.

INCOME TAXES. The Company recorded an income tax provision of $77,000, $21,000 and $4,000 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999 and in prior years, the Company utilized tax loss carryforwards and reduced its valuation allowance accordingly. Additionally, in fiscal 1999 and in prior years, the Company significantly increased its valuation allowance against its deferred tax assets mainly related to the tax loss carryforwards.

The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based upon the Company's current and anticipated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $5,433,000 at March 31, 1999, a decrease of $1,435,000 from March 31, 1998; however, in March 1999, the Company invested, using cash on hand, $2,671,000 in long-term high-grade marketable securities. With the investment in marketable securities in March 1999, the balance, at fair market value, of the Company's long-term investments was $8,914,000 at March 31, 1999, as compared to $6,251,000 at March 31, 1998. As a result of the investment in marketable securities in March 1999, the Company's working capital decreased to $6,763,000 at March 31, 1999 from $7,376,000 at March 31, 1998. The Company's long-term debt decreased to $351,000 at March 31, 1999 from $504,000 at March 31, 1998. The primary reasons for these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES.
-------------------------------------
The Company's cash provided by operating activities of continuing operations totaled $2,695,000, $2,752,000 and $2,019,000 in fiscal 1999, 1998 and 1997, respectively. Bio Systems' operations provided cash of $1,595,000, $2,051,000 and $1,281,000 in fiscal 1999, 1998 and 1997, respectively. The decrease in cash provided from Bio Systems' operations in fiscal 1999 as compared to fiscal 1998 is primarily due to the timing of collection of its accounts receivable. In late fiscal 1998, Bio Systems implemented an aggressive collection effort of its trade accounts receivable. Although this effort resulted in an improvement in collection of its outstanding accounts receivable, Bio Systems' management determined that the application of pressure for more timely collection was jeopardizing its good relations with its customers and Bio Systems could not continue to sustain the necessary time and effort required of its personnel to maintain that level of collections. Bio Systems' current amount of outstanding accounts receivable and its average accounts receivable collection period are consistent with those of the medical industry. The increase in cash provided by Bio Systems' operations in fiscal 1998 as compared to fiscal 1997 is attributable to the accounts receivable collection effort discussed above. As a result of the decrease in its net sales, Scherer Labs' cash provided from operating activities decreased to $188,000 for fiscal 1999 from $447,000 in fiscal 1998 and $415,000 in fiscal 1997. Primarily due to the reduction in corporate operating expenses and timing of working capital items, the cash provided by operations at the Corporate level increased to $912,000 for fiscal 1999, as compared to $254,000 and $323,000 for fiscal 1998 and 1997, respectively.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
---------------------------------------------------
The Company's investing activities used cash of $3,833,000 and $872,000 in fiscal 1999 and 1997, respectively, as compared to fiscal 1998 where the Company's investing activities provided cash of $1,721,000. Fiscal 1998 includes the net proceeds received by the Company from the sale of Marquest to VSI in July 1997. The aggregate proceeds received by the Company from the transaction, net of costs, was $11,296,000 and the cash held by Marquest at the time of the transaction was $1,023,000. During the third quarter of fiscal 1998, the Company invested $6,303,000 of the proceeds received from the sale of Marquest in long-term high-grade marketable securities. In March 1999, the Company increased its investments in marketable securities by $2,671,000 when it made an additional investment in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds, and preferred stocks and mature over periods ranging from 2 years to 28 years. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein.

The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in BSP which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP valued as of November 30, 1993. In early October 1997, the Company and the minority partner were informed by an independent appraiser that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased, using cash on hand, the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000 plus $114,000 in associated costs and expenses and as a result, the Company, through its subsidiary, now owns 100% of BSP.

As a result of the growth in business, Bio Systems made capital expenditures for equipment and containers of $1,105,000, $1,228,000 and $1,107,000 in fiscal 1999, 1998 and 1997, respectively.

Cash used for the Company's financing activities was $159,000, $1,924,000 and $373,000 in fiscal 1999, 1998 and 1997, respectively. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to repay in full the principal balance of $1,867,000 on a note payable to the adult children of an affiliate of the Company.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company is evaluating its long-term options with regard to the use of its remaining cash on hand.

YEAR 2000 ISSUES.
-----------------
Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company has developed a plan to modify its information technology for the year 2000 and during fiscal 1999 began replacing critical data processing systems at its corporate headquarters as well as at Bio Systems. The Company completed its conversion to the new equipment and software at its corporate headquarters in fiscal 1999 and Bio Systems is currently converting its systems and expects to complete the conversion in the second quarter of fiscal 2000. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company currently expects that its review of other systems will be substantially completed by the second quarter of fiscal 2000 at a cost not material to the Company's business, financial condition or results of operations. As of March 31, 1999, the Company incurred approximately $65,000 in replacing and converting the Company's data processing systems and it anticipates it will incur less than $25,000 in future periods to complete the replacement and conversion process.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth on pages F-3 through F-21 of this report. The reporting of selected quarterly financial data specified by Item 302 of Regulation S-K is not required for the Company.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report. Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 1999, all filing requirements applicable to its directors and executive officers were complied with in a timely manner. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT:
        (1)  Financial Statements.

        The financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements and Financial Statement Schedule which appears on page F-1 of this report.

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

           10.3 Agreement and Plan of Merger dated March 14, 1997 by and among Vital Signs, Inc., VSI Acquisition Corporation, and Marquest Medical Products, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21, 1997)

           10.4 Scherer Healthcare Inducement Agreement dated March 14, 1997 by and between Scherer Healthcare, Inc., Vital Signs, Inc. and Marquest Medical Products, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 21, 1997)

             21   Subsidiaries of Registrant - filed herewith.

             23   Consent of Arthur Andersen LLP - filed herewith

             25 Power of Attorney - included on the signature page of this Annual Report on Form 10-K

             27   Financial Data Schedule (included only in EDGAR filing)

(B) REPORTS ON FORM 8-K.
        The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999:

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 1999.

                                 SCHERER HEALTHCARE, INC.

                             By: /s/ROBERT P. SCHERER, JR.
                                 --------------------------
                                 Robert P. Scherer, Jr.
                                 Chairman, Chief Executive Officer and President

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints Robert P. Scherer, Jr. and Gary W. Ruffcorn, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Scherer Healthcare, Inc. for the fiscal year ended March 31, 1999, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 1999.

SIGNATURE                             TITLE
---------                             -----


/s/ROBERT P. SCHERER, JR.             Chairman of the Board, Director,
-------------------------             Chief Executive Officer, and President
Robert P. Scherer, Jr.



/s/GARY W. RUFFCORN                   Vice President and Chief Financial Officer
-------------------------
Gary W. Ruffcorn



/s/STEPHEN LUKAS, SR.                 Director
-------------------------
Stephen  Lukas, Sr.



/s/KENNETH H. ROBERTSON               Director
-------------------------
Kenneth H. Robertson



/s/WILLIAM J. THOMPSON                Director
-------------------------
William J. Thompson

                            SCHERER HEALTHCARE, INC.

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Report of Independent Public Accountants.............................F-2

Consolidated Balance Sheets--March 31, 1999 and 1998.................F-3

Consolidated Statements of Operations--Years Ended
    March 31, 1999, 1998 and 1997....................................F-5

Consolidated Statements of Stockholders' Equity--Years
    Ended March 31, 1999, 1998 and 1997..............................F-6

Consolidated Statements of Cash Flows--
    Years Ended March 31, 1999, 1998 and 1997........................F-7

Notes to Consolidated Financial Statements...........................F-8

The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)(2):

Schedule II--Valuation and Qualifying Accounts.......................S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of
Scherer Healthcare, Inc.


We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

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



                                             /s/Arthur Andersen LLP


Atlanta, Georgia
June 2, 1999

                            SCHERER HEALTHCARE, INC.

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                                             As of March 31,
                                                                                     -------------------------------
                                                                                          1999             1998
                                                                                     --------------   --------------
CURRENT ASSETS
    Cash and cash equivalents                                                        $    5,433,000   $    6,868,000
    Accounts receivable, less allowance for doubtful accounts of $293,000
       and $189,000 as of March 31, 1999 and 1998, respectively                           3,721,000        2,796,000
    Current maturities of notes receivable                                                  174,000          191,000
    Inventories                                                                             200,000          174,000
    Prepaid and other                                                                       215,000          212,000
                                                                                     --------------   --------------
          Total current assets                                                            9,743,000       10,241,000
                                                                                     --------------   --------------
PROPERTY AND EQUIPMENT                                                                    7,786,000        7,157,000
      Less accumulated depreciation                                                      (3,674,000)      (3,099,000)
                                                                                     --------------   --------------
      Net property and equipment                                                          4,112,000        4,058,000
                                                                                     --------------   --------------

OTHER ASSETS
    Intangibles, net                                                                      1,484,000        1,410,000
    Cost in excess of net assets acquired, net                                            2,222,000        2,328,000
    Investments, at market value                                                          8,914,000        6,251,000
    Other investments, at cost                                                              650,000          650,000
    Notes receivable, less current portion                                                        -          174,000
     Deferred income taxes                                                                  329,000          329,000
     Other                                                                                  197,000          163,000
     Net assets of discontinued operations                                                  326,000          188,000
                                                                                     --------------   --------------
            Total other assets                                                           14,122,000       11,493,000
                                                                                     --------------   --------------
TOTAL ASSETS                                                                         $   27,977,000   $   25,792,000
                                                                                     --------------   --------------
                                                                                     --------------   --------------


      The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               As of March 31,
                                                                                         -----------------------------
                                                                                             1999           1998
                                                                                         -------------  --------------
CURRENT LIABILITIES
    Accounts payable                                                                     $   1,083,000  $      809,000
    Accrued expenses                                                                         1,499,000       1,594,000
    Current  maturities of debt obligations                                                    235,000         269,000
    Income taxes payable                                                                        85,000         115,000
     Other                                                                                      78,000          78,000
                                                                                         -------------  --------------
       Total current liabilities                                                             2,980,000       2,865,000
                                                                                         -------------  --------------

LONG-TERM DEBT, net of current maturities                                                      351,000         504,000
                                                                                         -------------  --------------

OTHER LIABILITIES                                                                              378,000         507,000
                                                                                         -------------  --------------

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' EQUITY
    Convertible preferred stock - $.01 par value, 2,000,000 shares authorized; 22,775 and 23,152 shares issued and outstanding as of
       March 31, 1999 and 1998, respectively                                                         -               -
    Commonstock - $.01 par value, 12,000,000 shares authorized; 4,713,641 and
          4,695,121 shares issued as of March 31, 1999 and
          1998, respectively
          4,334,279 and 4,315,759 shares outstanding as of March 31, 1999
       and 1998, respectively                                                                   47,000          47,000
    Capital in excess of par value                                                          22,349,000      22,318,000
    Retained earnings                                                                        4,905,000       2,584,000
    Less treasury stock, at cost                                                            (3,033,000)     (3,033,000)
                                                                                         -------------  --------------

       Total stockholders' equity                                                           24,268,000      21,916,000
                                                                                         -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  27,977,000  $   25,792,000
                                                                                         -------------  --------------
                                                                                         -------------  --------------


        The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended March 31,
                                                                         --------------------------------------------
                                                                            1999            1998            1997
                                                                         ------------    ------------    ------------
NET SALES                                                                $ 14,995,000    $ 13,853,000    $ 13,112,000
                                                                         ------------    ------------    ------------
COSTS AND EXPENSES
    Cost of goods sold                                                      8,796,000       8,008,000       7,633,000
    Selling, general and administrative                                     4,573,000       4,811,000       4,961,000
                                                                         ------------    ------------    ------------
          Total costs and expenses                                         13,369,000      12,819,000      12,594,000
                                                                         ------------    ------------    ------------

OPERATING INCOME                                                            1,626,000       1,034,000         518,000

OTHER INCOME (EXPENSE)
     Interest income                                                          687,000         521,000         160,000
     Interest expense                                                               -         (52,000)       (195,000)
     Other, net                                                                85,000          22,000         (33,000)
                                                                         ------------    ------------    ------------
          Total other income (expense)                                        772,000         491,000         (68,000)
                                                                         ------------    ------------    ------------

Income from continuing operations before income taxes                       2,398,000       1,525,000         450,000

Provision for income  taxes                                                    77,000          21,000           4,000
                                                                         ------------    ------------    ------------

Income from continuing operations                                           2,321,000       1,504,000         446,000

Gain (loss) from discontinued operations, net of income taxes of
     $137,000 and $2,000 in 1998 and 1997, respectively (Note 11)                   -       4,497,000         (707,000)
                                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                                        $  2,321,000    $  6,001,000    $   (261,000)
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------

BASIC INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations                                   $        0.54    $       0.35    $       0.10
     Gain (loss) from discontinued operations                                    -               1.04           (0.16)
                                                                         ------------    ------------    ------------
NET INCOME (LOSS)                                                      $         0.54    $       1.39    $      (0.06)
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                          4,329,568       4,314,264       4,302,016
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------

DILUTED INCOME (LOSS) PER COMMON SHARE
    Income from continuing operations                                   $        0.51    $       0.33    $       0.10
     Gain (loss) from discontinued operations                                    -               0.99           (0.16)
                                                                         ------------    ------------    ------------
NET INCOME (LOSS)                                                      $         0.51    $       1.32    $      (0.06)
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                        4,566,001       4,530,198       4,418,483
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the three years ended March 31, 1999

                                                                                   Retained
                                  Preferred        Common       Capital In         Earnings          Treasury           Total
                                    Stock          Stock         Excess of      (Accumulated         Stock, At       Stockholders'
                                    Amount         Amount        Par Value         Deficit)            Cost             Equity
                                  ----------     ---------      ------------     -------------     -------------     -------------
Balance at March 31, 1996         $     -        $  47,000      $ 22,316,000     $ (3,156,000)     $ (3,033,000)     $  16,174,000

Comprehensive income:
Net loss                                -              -                -            (261,000)             -              (261,000)
                                  ----------     ---------      ------------     ------------      ------------      -------------
     Comprehensive income               -              -                -            (261,000)             -              (261,000)
                                  ----------     ---------      ------------     ------------      ------------      -------------

Other                                   -              -              50,000            -                  -                50,000
                                  ----------     ---------      ------------     ------------      ------------      -------------

Balance at March 31, 1997               -           47,000        22,366,000       (3,417,000)       (3,033,000)        15,963,000

Comprehensive income:
Net income                              -              -                -           6,001,000              -             6,001,000
Unrealized loss on marketable
     securities                         -              -             (48,000)           -                  -               (48,000)
                                  ----------     ---------      ------------     ------------      ------------      -------------
     Comprehensive income               -              -             (48,000)       6,001,000              -             5,953,000
                                  ----------     ---------      ------------     ------------      ------------      -------------

Balance at March 31, 1998               -           47,000        22,318,000        2,584,000        (3,033,000)        21,916,000

Comprehensive income:
Net income                              -              -                -           2,321,000              -             2,321,000
Unrealized gain on marketable
     securities                         -              -               3,000           -                   -                 3,000
                                  ----------     ---------      ------------     ------------      ------------      -------------
     Comprehensive income               -              -               3,000        2,321,000              -             2,324,000
                                  ----------     ---------      ------------     ------------      ------------      -------------

Exercise of stock options               -              -              28,000           -                   -                28,000
                                  ----------     ---------      ------------     ------------      ------------      -------------

Balance at March 31, 1999         $     -        $  47,000      $ 22,349,000     $  4,905,000      $ (3,033,000)     $  24,268,000
                                  ----------     ---------      ------------     ------------      ------------      -------------
                                  ----------     ---------      ------------     ------------      ------------      -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended March 31,
                                                                    ----------------------------------------------
                                                                       1999              1998             1997
                                                                    ------------     -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $  2,321,000     $  6,001,000     $    (261,000)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                               1,290,000        1,113,000         1,041,000
           Provision for doubtful accounts                               104,000           11,000            91,000
                 (Gain) loss from discontinued                                 -       (4,497,000)          707,000
    operations
                 Other noncash charges and credits, net                   18,000           19,000            42,000
    Changes in operating assets and liabilities:
       Accounts receivable                                            (1,029,000)        (112,000)           (8,000)
       Inventories                                                       (26,000)          (4,000)          (37,000)
       Prepaid and other                                                  (3,000)         (77,000)           17,000
       Income taxes, net                                                 (30,000)          43,000            21,000
       Accounts payable and accrued expenses                             179,000           (6,000)          428,000
       Other liabilities                                                (129,000)         261,000           (22,000)
                                                                    ------------      -----------      ------------
     Net cash provided by operating activities of continuing
           operations                                                  2,695,000        2,752,000         2,019,000
     Net operating activities of discontinued operations                (138,000)       1,082,000        (1,159,000)
                                                                    ------------     -----------      ------------
           Net cash provided by operating activities                   2,557,000        3,834,000           860,000
                                                                    ------------     -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                               (1,133,000)      (1,341,000)       (1,118,000)
    Net proceeds from disposal of segment, net of
       transaction costs                                                       -       10,273,000                 -
    Purchase of long-term investments                                 (2,671,000)      (6,303,000)                -
    Purchase of minority interest in partnership                               -       (1,214,000)                -
    Decrease in notes receivable                                         191,000          182,000           170,000
    Other investing activities, net                                     (220,000)          72,000           (78,000)
      Net investing activities of discontinued operations                      -           52,000           154,000
                                                                    ------------     -----------      ------------
            Net cash (used for) provided by investing activities      (3,833,000)       1,721,000          (872,000)
                                                                    ------------     -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments of) proceeds from borrowings                        (187,000)      (1,828,000)          119,000
    Proceeds from sale of common stock                                    28,000                -                 -
    Repayments to affiliated companies                                         -                -          (213,000)
    Net financing activities of discontinued operations                        -          (96,000)         (279,000)
                                                                    ------------     -----------      ------------
       Net cash used for financing activities                           (159,000)      (1,924,000)         (373,000)
                                                                    ------------     -----------      ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                   (1,435,000)       3,631,000          (385,000)

CASH AND CASH EQUIVALENTS, beginning of year                           6,868,000        3,237,000         3,622,000
                                                                    ------------     -----------      ------------

CASH AND CASH EQUIVALENTS, end of year                             $   5,433,000    $   6,868,000     $   3,237,000
                                                                    ------------     -----------      ------------
                                                                    ------------     -----------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1999, 1998, AND 1997



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

Certain fiscal 1997 and fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 1999 and 1998, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

INVENTORIES

Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

                                                         As of March 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------    ----------
        Finished products                            $   43,000    $   41,000
        Containers, packaging, and raw material         205,000       179,000
        LIFO reserve                                    (48,000)      (46,000)
                                                     ----------     ---------
             Total                                   $  200,000    $  174,000
                                                     ----------     ---------
                                                     ----------     ---------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, and depreciation is computed principally using the straight-line method over the estimated useful lives of the assets as follows: automobiles and trucks --5 years, leasehold improvements --3-31 years, and furniture, fixtures, equipment and containers --3-10 years.

                                                         As of March 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------    ----------

        Automobiles and trucks                      $  1,516,000   $ 1,506,000
        Leasehold improvements                           951,000       929,000
        Furniture, fixtures, equipment and
         containers                                    5,319,000     4,722,000
                                                    ------------   -----------
                                                    $  7,786,000   $ 7,157,000
                                                    ------------   -----------
                                                    ------------   -----------

Depreciation expense for fiscal years 1999, 1998, and 1997 was $1,060,000, $916,000, and $842,000, respectively.

MARKETABLE SECURITIES

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at fair market value, with unrealized holding gains and losses reported under capital in excess of par value (see Note 3 and 8).

INCOME TAXES

The Company uses the liability method to account for income taxes (see
Note 10).

REVENUE RECOGNITION

Sales are recorded by the Company when products are shipped to customers or independent distributors. Sales for services provided are recorded when the Company has completed the service.

INCOME (LOSS) PER COMMON SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following is a reconciliation of the Company's basic weighted average common shares outstanding to diluted weighted average common shares outstanding for fiscal years 1999, 1998, and 1997.

                                                       1999             1998              1997
                                                   ------------       ----------        ---------
Weighted average common shares
     outstanding - basic                               4,329,568        4,314,264        4,302,016
Dilutive potential common shares, weighted:
     Conversion of preferred stock to
          common stock                                   102,078          104,219          116,467
     Dilutive stock options, net                         134,355          111,715                -
                                                    ------------       ----------       ----------
Weighted average common shares
     outstanding - diluted                             4,566,001        4,530,198        4,418,483
                                                    ------------       ----------       ----------
                                                    ------------       ----------       ----------
Anti-dilutive options not included                       129,800          129,800          129,800
                                                    ------------       ----------       ----------
                                                    ------------       ----------       ----------

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosing information about derivative instruments. The Company will adopt the new standard in the second quarter of fiscal 2000. The adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

NOTE 2.        SEGMENT  INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not have a material effect on the Company's financial position or its results of operations.

                                                                                  Years Ended March 31,
                                                                   --------------------------------------------------
                                                                          1999             1998             1997
                                                                   ---------------   ---------------  ---------------
                                                                                      (In Thousands)
Net Sales:
     Waste Management Services Segment                              $       14,123   $        12,567  $        11,836
     Consumer Healthcare Products Segment                                      872             1,286            1,276
                                                                    --------------   ---------------  ---------------
        Total                                                       $       14,995   $        13,853  $        13,112
                                                                    --------------   ---------------  ---------------
                                                                    --------------   ---------------  ---------------
Operating Income (Loss) from Continuing Operations:
     Waste Management Services Segment                              $        1,907   $         1,603  $         1,073
     Consumer Healthcare Products Segment                                      215               543              467
     Corporate                                                                (496)           (1,112)          (1,022)
                                                                    --------------   ---------------  ---------------
        Total                                                       $        1,626   $         1,034  $           518
                                                                    --------------   ---------------  ---------------
                                                                    --------------   ---------------  ---------------
Identifiable Assets:
     Waste Management Services Segment                              $       11,821   $        10,945  $         9,589
     Consumer Healthcare Products Segment                                      115               157              111
     Corporate  (a)                                                         16,041            14,690           11,670
                                                                    --------------   ---------------  ---------------
        Total                                                       $       27,977   $        25,792  $        21,370
                                                                    --------------   ---------------  ---------------
                                                                    --------------   ---------------  ---------------
Depreciation Expense:
     Waste Management Services Segment                              $        1,016   $           886  $           816
     Consumer Healthcare Products Segment                                        2                 1                1
     Corporate                                                                  42                29               25
                                                                    --------------   ---------------  ---------------
        Total                                                       $        1,060   $           916  $           842
                                                                    --------------   ---------------  ---------------
                                                                    --------------   ---------------  ---------------
Capital Expenditures:
     Waste Management Services Segment                              $         1,105  $         1,228  $         1,107
     Consumer Healthcare Products Segment                                         4                -                6
     Corporate                                                                   24              113                5
                                                                    --------------   ---------------  ---------------
        Total                                                       $         1,133  $         1,341  $         1,118
                                                                    --------------   ---------------  ---------------
                                                                    --------------   ---------------  ---------------

 (a) Amount includes net assets of discontinued operations of $326,000, $188,000, and $7,003,000 for fiscal years 1999, 1998, and 1997, respectively (see Note 11).

The Company recorded interest income of $687,000, $521,000, and $160,000 for fiscal years 1999, 1998, and 1997, respectively. Additionally, the Company recorded interest expense of $52,000 and $195,000 for fiscal years 1998 and 1997, respectively. The Company records interest income and interest expense at the Corporate level.

WASTE MANAGEMENT SERVICES SEGMENT
---------------------------------

The Company operates its medical waste management services segment through its wholly-owned subsidiaries, Bio Systems Partners ("BSP"), BioWaste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"). Prior to fiscal 1998, the Company owned a 60% general partnership interest in BSP. In October 1997, the Company purchased the remaining 40% partnership interest in BSP from the minority partner for $1,100,000 (see Note 4). Bio Systems has developed and implemented a system to manage and to dispose of certain infectious waste from hospitals and medical facilities--primarily injectables and other sharp-edged waste. Bio Systems operates in ten Northeastern and Mid-Atlantic States, plus the District of Columbia.

CONSUMER HEALTHCARE PRODUCTS SEGMENT
------------------------------------

Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company, markets brand name and generic over-the-counter ("OTC") drugs. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. In early fiscal 1997, Scherer Labs discontinued the sale of its one prescription drug due to an impractical increase in the cost to manufacture. The loss of these sales did not have a material effect on the Company. In fiscal 1999, Scherer Labs had two customers who accounted for 47% and 13%, respectively, of its net sales and had one customer who accounted for 60% and 55% of its net sales in fiscal 1998 and 1997, respectively.

Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers in the southwest region of the United States. Accounting, customer service and warehouse and distribution functions are performed in Atlanta, Georgia, and sales, marketing, purchasing, and relations with suppliers and contractors are performed in Dallas, Texas.

NOTE 3.      MARKETABLE SECURITIES

The Company has investments in high-grade marketable securities composed primarily of government and corporate fixed income bonds. The Company has classified its marketable securities as available-for-sale securities as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These marketable securities are being carried at fair market value, based on quoted market prices, and unrealized holding gains and losses have been reported under capital in excess of par value.

The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                                     Net
                                               Amortized           unrealized      Fair market
                                                  cost               loss              value
                                              -----------         -----------      ------------
      MARCH 31, 1999
      --------------
           Municipal bonds                    $ 7,444,000         $  (2,000)        $ 7,442,000
           Corporate bonds                      1,217,000           (10,000)          1,207,000
           Preferred stocks                       298,000           (33,000)            265,000
                                              -----------         ---------         -----------

           Total                              $ 8,959,000         $ (45,000)        $ 8,914,000
                                              -----------         ---------         -----------
                                              -----------         ---------         -----------
      MARCH 31, 1998
      --------------
           Municipal bonds                    $ 4,782,000         $ (20,000)        $ 4,762,000
           Corporate bonds                      1,219,000           (22,000)          1,197,000
           Preferred stocks                       298,000            (6,000)            292,000
                                              -----------         ---------         -----------

           Total                             $ 6,299,000          $ (48,000)        $ 6,251,000
                                              -----------         ---------         -----------
                                              -----------         ---------         -----------

The municipal bonds mature ranging from 2 years to 28.6 years and the corporate bonds mature ranging from 10 years to 25.7 years.

NOTE 4.     ACQUISITION OF MINORITY PARTNERSHIP INTEREST

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

NOTE 5.     INTANGIBLES AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

Intangibles are being amortized on a straight-line basis over periods ranging from 5 to 30 years. Amortization expense amounted to $124,000, $90,000, and $93,000 in fiscal years 1999, 1998, and 1997, respectively. Accumulated amortization, net of write-offs, at March 31, 1999 and 1998 was $279,000 and $199,000, respectively.

The cost in excess of net assets acquired ("goodwill") is being amortized on a straight-line basis over a period of 30 years. Amortization expense amounted to $106,000, $107,000, and $106,000 in fiscal years 1999, 1998, and
1997, respectively. Accumulated amortization at March 31, 1999 and 1998 was $1,077,000 and $971,000, respectively.

Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances indicate that the remaining estimated useful life of goodwill warrants revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of March 31, 1999, in the opinion of the Company's management, no revision of goodwill is required.

NOTE 6.     BORROWINGS

Debt and obligations under capital leases at March 31, 1999 and 1998 consisted of the following:

                                                                                     1999           1998
                                                                                   ----------    -----------
Obligations under capital leases, due in varying  installments through
    fiscal 2003                                                                    $  586,000    $   773,000
Less current maturities                                                              (235,000)      (269,000)
                                                                                   ----------    -----------
Long-term debt                                                                     $  351,000    $   504,000
                                                                                   ----------    -----------
                                                                                   ----------    -----------

The following is a summary of the future maturities of the obligations:

Years ended March 31:
    2000                                              $     235,000
    2001                                                    196,000
    2002                                                    111,000
    2003                                                     44,000
    2004                                                       -
                                                      --------------
          Total                                       $      586,000
                                                      --------------
                                                      --------------

                                     F-12

NOTE  7.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Office space, warehouse facilities, transportation equipment, and office equipment are leased under noncancelable operating leases expiring at various dates through 2003. Total rental expense included in the consolidated statements of operations was approximately $333,000, $557,000, and $580,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

The following is a summary of future minimum lease payments required under operating leases having noncancelable lease terms in excess of one year:

Years ended March 31:
    2000                                              $     416,000
    2001                                                    369,000
    2002                                                    256,000
    2003                                                     90,000
    2004                                                       -
                                                      -------------
          Total                                       $   1,131,000
                                                      -------------
                                                      -------------

LEGAL PROCEEDINGS

In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 15, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania. The complaint, as amended, filed by Mr. Kovar alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med-X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the company answered Mr. Kovar's complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On June 9, 1997, all defendants in the case filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants. Between the date the complaint was filed and the date of the orders on summary judgment, the case progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. Although settlement discussions are ongoing, settlement of the case has not yet been reached. If settlement is not achieved, the Company intends to vigorously defend all of Mr. Kovar's remaining claims.

On August 28, 1998, Amy Murphy, the former President of the company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company has conducted an internal investigation of Ms. Murphy's charge and has concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company that it has terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta, Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. The Company intends to vigorously defend all claims brought by Ms. Murphy.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's consolidated operations or financial position.

NOTE  8.     STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has stock options outstanding and exercisable under three stock option plans and a long-term incentive plan. Options become exercisable at a rate ranging from 20% to 100% per year from the date of grant and expire ten years from the date of grant. The Company's 1994 Stock Incentive Plan (the "1994 Plan") is the only Plan with stock option awards available for grant. All prior plans have expired. At March 31, 1999, the maximum shares available under the 1994 Plan for future grants was 730,000. The price of options granted to date have been at the fair market value of the shares on date of grant.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. If the Company had accounted for these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," which measures compensation cost at the grant date based on the value of the award and is recognized over the service (or vesting) period, the Company's pro forma net income and earnings per share would have been reflected as follows:

                                                                          Years Ended March 31,
                                                                       -----------------------------
                                                                          1999              1998
                                                                       -----------       -----------
             Net Income
                  As reported                                          $ 2,321,000       $ 6,001,000
                  Pro forma                                            $ 2,215,000       $ 5,907,000
             Basic earnings per share
                  As reported                                                $0.54             $1.39
                  Pro forma                                                  $0.51             $1.37
             Diluted earnings per share
                  As reported                                                $0.51             $1.32
                  Pro forma                                                  $0.49             $1.30

These pro forma amounts include amortized fair values attributable to options granted after March 31, 1995 only, and therefore are not representative of future pro forma amounts.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions used for options granted in fiscal years 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 70%, risk-free interest rates of return of 5.81% and 6.87%, expected option lives of 6 years and 5.92 years.

A summary of changes in outstanding options is as follows:

                                                                                                Weighted
                                                                                     Shares     Average
                                                                                     Subject    Price per
                                                                                    to Option     Share
                                                                                    ---------   ---------
        Balance at March 31, 1996                                                    129,800    $  15.05
            Options granted                                                                -        -
            Options exercised                                                              -        -
            Options canceled and expired                                                   -        -
                                                                                    ---------   ---------

        Balance at March 31, 1997                                                    129,800       15.05
            Options granted                                                          280,000        1.69
            Options exercised                                                              -        -
            Options canceled and expired                                                   -        -
                                                                                    ---------   ---------

        Balance at March 31, 1998                                                    409,800        5.92
              Options granted                                                         40,000        3.56
              Options exercised                                                      (16,667)       1.69
              Options canceled and expired                                           (33,333)       1.69
                                                                                    ---------   ---------

        Balance at March 31, 1999                                                    399,800    $   6.21
                                                                                    ---------   ---------
                                                                                    ---------   ---------

        Options exercisable at March 31, 1999                                        318,138
                                                                                    ---------
                                                                                    ---------

Of the 399,800 options outstanding at March 31, 1999, 99,800 have exercise prices ranging from $12.50 to $14.30, with a weighted average exercise price of $13.09 and a weighted average remaining contractual life of two years. All of these options are exercisable as of March 31, 1999. Additionally, 30,000 options have exercise prices ranging from $20.50 to $26.88, with a weighted average exercise price of $21.56 and a weighted average remaining contractual life of 4.7 years. Of these options, 25,000 are exercisable as of March 31, 1999 and 5,000 become exercisable in fiscal 2000. Of the remaining 270,000 options outstanding at March 31, 1999, 230,000 have an exercise price of $1.69 and a weighted average remaining contractual life of 7.1 years and 40,000 have an exercise price of $3.56 and a remaining contractual life of
9.1 years. Of these options, 193,338 are exercisable as of March 31, 1999 and 76,662 become exercisable in fiscal 2000.

CONVERTIBLE PREFERRED STOCK

As part of the Marquest acquisition in fiscal 1994, the Company issued 43,516 shares of its 5% convertible preferred stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds (see Note
11). The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's common stock. At March 31, 1999 and 1998, the Company had 22,775 and 23,152, respectively, shares of the Preferred Stock outstanding which were convertible into approximately 100,817 and 102,724 respectively, shares of the Company's common stock.

COMPREHENSIVE INCOME

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the total of net income and all other non-owner changes in stockholders' equity. The Company's comprehensive income includes net income and unrealized gains and losses on certain available-for-sale investments. In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 had no effect on the Company's financial position, results of operations or cash flows.

NOTE  9.    RETIREMENT PLAN

A contributory 401(k) salary reduction plan (the "401(k) Plan") covers all nonunion employees, and union employees in a few states, who are 21 years of age or older and have been employed at least one year. Prior to April 1, 1995, an eligible employee could elect to contribute up to 3% of their compensation and the Company was required to make a matching contribution equal to 200% of employee contributions for all 401(k) Plan participants still employed on the last day of the Plan year. Effective April 1, 1995, an eligible employee may elect to contribute from 2% up to 10% of their compensation and the Company may make a matching contribution, at its discretion, equal to a set percentage of employee contributions for all 401(k) Plan participants still employed on the last day of the 401(k) Plan year. The amount of employee contributions to which the match percentage is applied is limited to 6% of an employee's compensation. For fiscal 1999, the Company made a matching contribution equal to 100% of employee contributions up to the maximum of 6% of employee compensation. Company contributions were approximately $118,000, $132,000, and $120,000 for fiscal years 1999, 1998, and 1997, respectively.

NOTE 10.    INCOME TAXES

As of March 31, 1999 and 1998, the Company's net deferred tax assets consisted of the following:

                                                                          1999             1998
                                                                     -------------    --------------
                 Deferred tax assets:
                     Accrued expenses                                $      347,000   $      230,000
                     Partnership losses                                           -          575,000
                      Net operating loss carryforwards                       36,000          674,000
                      Depreciation                                           96,000                -
                     Other                                                        -          150,000
                                                                     -------------    --------------
                           Total deferred tax assets                        479,000        1,629,000
                                                                     -------------    --------------

                 Deferred tax liabilities:
                     Depreciation                                                 -         (284,000)
                     Other                                                  (47,000)               -
                                                                     -------------    --------------
                           Total deferred tax liabilities                   (47,000)        (284,000)
                                                                     -------------    --------------

                     Valuation allowance                                   (103,000)      (1,016,000)
                                                                     -------------    --------------

                 Net deferred tax assets                             $      329,000   $      329,000
                                                                     -------------    --------------
                                                                     -------------    --------------

A reconciliation of the income tax provision from continuing operations at the federal statutory rates to the actual tax provision from continuing operations for fiscal years 1999, 1998, and 1997 are as follows:

                                                                    1999            1998           1997
                                                                ------------    ------------    ------------
        Computed statutory amount                               $    815,000    $    519,000    $    153,000
        Increase (decrease) in taxes resulting from:
            State income taxes, net of federal income
               tax benefit                                            96,000          61,000          18,000
            Amortization of goodwill and intangibles                  43,000        (133,000)         38,000
            Net change in valuation allowance                       (913,000)     (1,156,000)         81,000
            Other, net                                                36,000         730,000        (286,000)
                                                                ------------   -------------   -------------
        Provision for income taxes                              $     77,000   $      21,000   $       4,000
                                                                ------------   -------------   -------------
                                                                ------------   -------------   -------------

Components of the provision for income taxes for fiscal years 1999, 1998, and 1997 are as follows:

                                                                    1999            1998           1997
                                                                ------------   -------------   -------------
        Current taxes:
             Federal                                           $      28,000   $       5,000   $         -
             State                                                    49,000          16,000           4,000
                                                                ------------   -------------   -------------
        Provision for income taxes                             $      77,000   $      21,000   $       4,000
                                                                ------------   -------------   -------------
                                                                ------------   -------------   -------------

At March 31, 1999, the Company has regular tax loss carryforwards of approximately $94,000 expiring in varying dates through 2011. The Company has determined, based upon its recent earnings history, that asset valuation allowances of $103,000 and $1,016,000 should be established against its deferred tax assets as of March 31, 1999 and 1998, respectively.

NOTE 11.    DISCONTINUED OPERATIONS

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

The following results of operations are attributable to the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment for fiscal years 1998 and 1997:

                                                                   1998                1997
                                                               ------------        ------------
      Net Sales                                                $  6,623,000        $ 23,114,000
                                                               ------------        ------------
      Cost of goods sold                                          4,519,000          16,027,000
      Selling, general, and administrative                        2,106,000           6,587,000
      Research and development expenditures                          90,000             286,000
                                                               ------------        ------------
           Total costs and expenses                               6,715,000          22,900,000
                                                               ------------        ------------

      Operating (loss) income                                       (92,000)            214,000
      Other expense, net                                           (567,000)           (819,000)
                                                               ------------        ------------

      Loss before minority interest and income
            taxes                                                  (659,000)           (605,000)

      Minority interest in net loss of subsidiary and
            partnership                                             339,000             359,000
                                                               ------------        ------------

      Loss before income taxes                                     (320,000)           (246,000)

      Provision for income taxes                                          -              (2,000)
                                                               ------------        ------------

      Loss from discontinued operations                        $   (320,000)       $   (248,000)
                                                               ------------        ------------
                                                               ------------        ------------

The liabilities of the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment were $41,000 and $179,000 at March 31, 1999 and March 31, 1998, respectively. These liabilities consisted of accounts payable and accrued expenses.

Set forth below is information regarding Marquest and Scherer Ltd. and the transactions discussed above.

MARQUEST

In fiscal 1994, the Company made an investment in Marquest by (i) purchasing certain assets from Marquest associated with the manufacture and sale of Marquest's arterial blood gas products (the "ABG Assets") for $4,500,000 in cash and leasing and licensing these assets back to Marquest, and (ii) participating with Marquest in an exchange offer pursuant to which certain outstanding indebtedness of Marquest, which was in default at the time of the exchange offer, was exchanged for new Marquest notes, shares of the Company's Series A convertible preferred stock ("Preferred Stock"), and warrants to purchase Marquest common stock. In consideration for the issuance of its Preferred Stock as part of the exchange offer, the Company received a $4,352,000 convertible note of Marquest which was, at the election of the Company, convertible into Marquest common stock (the "Marquest Note"). In consideration for its agreement to enter into the sale and leaseback of the ABG Assets, which included an option whereby Marquest could repurchase the ABG Assets from the Company, the Company received warrants to purchase 6,580,000 shares of Marquest common stock, exercisable at $0.75 per share. Marquest had been included in the Company's consolidated financial statements since the time of the above transactions due to the Company's ability to control Marquest by virtue of common stock, warrants and convertible debt held by the Company and the Company's control of Marquest's Board of Directors.

In May 1994, the Company converted $2,500,000 of the Marquest Note into 3,333,333 shares of Marquest common stock. In March 1996, the Company converted the remaining balance of $1,852,000 on the Marquest Note plus associated accrued interest into 3,340,245 shares of Marquest common stock. Additionally, the Company agreed to convert accrued but unpaid management fees owed to the Company by Marquest into 537,614 shares of common stock. After these conversions, the Company owned approximately 51% of Marquest's outstanding common stock.

In July 1997, VSI acquired Marquest upon the merger of a wholly-owned subsidiary of VSI with and into Marquest (the "Merger"). At the effective time of the Merger, all of the issued and outstanding shares of Marquest common stock were converted into the right to receive $0.797 in cash per share and Marquest became a wholly-owned subsidiary of VSI. As a result, the Company received approximately $5,747,000 in cash in exchange for its 7,211,192 shares of Marquest common stock and approximately $309,000 in cash through the exercise of warrants to purchase Marquest common stock and the conversion of these shares into cash pursuant to the Merger. Additionally, VSI purchased the ABG Assets from the Company and the Company entered into a covenant not to compete with VSI in the manufacture and sale of arterial blood gas products for a period of three years. VSI paid the Company an aggregate of $5,860,000 in cash for the ABG Assets and the covenant not to compete. In fiscal 1998, the Company recorded an aggregate gain, net of income taxes and transaction costs, of $4,892,000 from the Merger and the sale of the ABG Assets. In fiscal 1999, the Company recorded an increase of $94,000 to the aggregate net gain due the revision of certain estimated accrued transaction costs. The Merger, the sale of the ABG Assets by the Company to VSI, and the execution of the covenant not to compete are collectively referred to as the "Marquest Transactions".

SCHERER LTD.

The Company, through a wholly-owned subsidiary, owned a 65% interest in Scherer Ltd. and was its sole general partner. Scherer Ltd., which was formed in 1987, was engaged in the manufacture and distribution of three disposable product lines: surgical drapes and gowns, surgical trays, and industrial/clean room specialty apparel.

In October 1995, Scherer Ltd. sold certain of its assets to Cordis Medical, a wholly owned subsidiary of Cordis Corporation for $6,527,000. The assets sold were those used in connection with Scherer Ltd.'s business of packing and distributing medical supplies for surgical procedures and providing nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers (the "Medical Business"). Additionally, Cordis Medical agreed to assume all accounts payable related to the Medical Business and certain other specifically identified liabilities, including the mortgage on Scherer Ltd.'s facility located in Asheville, North Carolina. Scherer Ltd. continued in the business of providing nonwoven apparel for industrial uses (the "Industrial Business") after the sale of the Medical Business.

In October 1996, Scherer Ltd. sold substantially all of its remaining assets to a subsidiary of Health-Pak, Inc. for approximately $254,000, plus the assumption by Health-Pak of $319,000 in accounts payable. The assets acquired by Health-Pak were those used in connection with Scherer Ltd.'s Industrial Business and included accounts receivable, inventory and furniture and fixtures. Additionally, Health-Pak agreed to assume certain accounts payable and liabilities related to the Industrial Business. The Company recorded a loss from the transaction of $84,000 in fiscal 1997 primarily due to the write-off of the remaining book value of certain intangible assets.

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

Biofor focused its drug design efforts on arthritis and osteoarthritis as well as the treatment for acute pain. Biofor's lead compound, BF-389, was an anti-inflammatory analgesic which preliminary Phase I clinical trials indicated was not sufficiently bioavailable when administered orally in humans. Other delivery methods that would allow oral administration of the compound were pursued by Biofor without success.

In fiscal 1991, Biofor and Ono Pharmaceutical Company, Ltd. ("Ono") entered into the first of two research and collaboration agreements pursuant to which they jointly researched compounds. Biofor provided the use of its exclusive M-CADD software and its scientists experienced in using M-CADD, while Ono provided funding and clinical testing of any compounds discovered. The first contract expired in fiscal 1994 and the second expired March 1996.

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

The following results of operations are attributable to the discontinued operations of Biofor for fiscal years 1999, 1998 and 1997:

                                                           1999             1998              1997
                                                      --------------   --------------   --------------
    Net sales                                         $         -      $         -      $         -
                                                      --------------   --------------   -------------
    Other costs and expenses                                    -                -          104,000
    Write-down of assets to net realizable value              94,000           75,000       271,000
                                                      --------------   --------------   -------------
                                                              94,000           75,000       375,000
                                                      --------------   --------------   -------------
    Loss from discontinued operations                  $     (94,000)  $      (75,000)  $  (375,000)
                                                      --------------   --------------   -------------
                                                      --------------   --------------   -------------

The net assets of the discontinued operations of Biofor at March 31, 1999 and 1998 are as follows:

                                                           1999          1998
                                                        ----------    ----------
    Assets:
         Property and equipment, net of disposal
           costs  (a)                                  $   411,000   $   437,000
                                                       -----------   -----------
           Total assets                                    411,000       437,000
                                                       -----------   -----------
    Liabilities:
         Accounts payable and accrued expenses              19,000        45,000
         Other liabilities                                  25,000        25,000
                                                       -----------   -----------
           Total liabilities                                44,000        70,000
                                                       -----------   -----------
    Net assets of Biofor                               $   367,000   $   367,000
                                                       -----------   -----------
                                                       -----------   -----------

(a) The remaining property and equipment of Biofor consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment.

The Company intends to sell the remaining assets of Biofor, but it now anticipates that it may take several years (primarily to sell the building) and accordingly, has recorded additional charges of $94,000, $75,000 and $271,000 in fiscal 1999, 1998 and 1997, respectively, for the write-down of Biofor's assets to their estimated net realizable value. No income taxes or interest expense was allocated to the discontinued operations of Biofor for the fiscal years 1999, 1998 and 1997.

CONSOLIDATED DISCONTINUED OPERATIONS

The following is a summary of the Company's consolidated net gain (loss) from discontinued operations for fiscal years 1999, 1998 and 1997:

                                                               1999             1998              1997
                                                          --------------    -------------    -------------
        Loss from discontinued operations of the
             Medical Device and Surgical/Safety
             Disposables Segment                          $        -        $    (320,000)   $    (248,000)

        Gain (loss) from disposal of Medical Device
             and Surgical/Safety Disposables Segment              94,000        4,892,000          (84,000)

        Loss from discontinued operations of Biofor              (94,000)         (75,000)        (375,000)
                                                          --------------     ------------    -------------
        Gain (loss) from discontinued operations          $        -         $  4,497,000    $    (707,000)
                                                          --------------     ------------    -------------
                                                          --------------     ------------    -------------

The following is a summary of the Company's consolidated net assets of discontinued operations at March 31, 1999 and March 31, 1998:

                                                                 1999          1998
                                                             -----------    ----------
        Net liabilities of the Medical Device
             and Surgical/Safety Disposables Segment         $    (41,000)  $  (179,000)
        Net assets of Biofor                                      367,000       367,000
                                                             ------------   -----------
        Net assets of discontinued operations                $    326,000   $   188,000
                                                             ------------   -----------
                                                             ------------   -----------

NOTE 12.     RELATED-PARTY TRANSACTIONS

Prior to fiscal 1997, Scherer Capital Company L.L.C. ("Scherer Cap") and Scherer Scientific, Ltd. ("Scherer Sci"), entities controlled by the majority stockholder of the Company, made loans (the "Affiliate Loans") to the Company and its subsidiaries, the proceeds of which were used for working capital and business and equipment acquisitions. The Affiliate Loans were payable on demand and bore interest at prime rate plus 1%. In January 1997, the Company and Scherer Cap restructured the balance of $2,128,000 on the Affiliate Loans (the Company had repaid all amounts owed to Scherer Sci) into a promissory note (the "Original Note") to be repaid in monthly installments of principal and interest over a five-year term with a maturity date of December 1, 2001. The Original Note was collateralized by shares of Marquest common stock owned by the Company, had a fixed monthly payment and bore interest at prime rate plus 1%, adjusted quarterly. In connection with the dissolution of Scherer Cap in March 1997, the Original Note was amended (the "Amended Note") and subsequently assigned to the four adult children, who are not affiliated with the Company, of Robert P. Scherer, Jr. who is Chairman of the Board, Chief Executive Officer and the majority stockholder of the Company. In exchange for certain considerations, $50,000 of the principal balance was forgiven and the interest rate was reduced to prime, adjusted quarterly, in the Amended Note. The Company reported the $50,000 of debt forgiveness as an equity transaction due to the common control at the time between the respective parties. In fiscal 1997, the Company incurred an aggregate of $175,000 in interest expense on the Affiliate Loans and the Original Note.

In July 1997, the Company used a portion of the proceeds from the Marquest Transactions (see Note 11) to pay in full the outstanding principal balance of approximately $1,867,000 on the Amended Note. Accordingly, the Amended Note was canceled and the shares of Marquest common stock pledged as collateral under the Amended Note were released back to the Company.

Prior to fiscal 1997, Marquest borrowed $700,000 from Scherer Cap for working capital purposes and Scherer Cap purchased 2,061,856 shares of Marquest common stock for $1,000,000 in cash. The $700,000 that Marquest borrowed from Scherer Cap was represented by a convertible note (the "Scherer Cap Note") which was convertible into shares of Marquest common stock, at the option of Scherer Cap, at a conversion rate of $0.70 per share. In connection with its dissolution in March 1997, Scherer Cap assigned the Scherer Cap Note, and transferred 1,546,392 shares of the Marquest common stock that it owned to Mr. Scherer, Jr. The remaining 515,464 shares of Marquest common stock owned by Scherer Cap were transferred into a voting trust for the benefit of Mr. Scherer, Jr.'s adult children. In July 1997, Mr. Scherer, Jr. converted the outstanding principal amount of $700,000 on the Scherer Cap Note into 1,000,000 shares of Marquest common stock and accordingly, the Scherer Cap Note was canceled. In connection with the Marquest Transactions in July 1997, the shares of Marquest common stock that Mr. Scherer, Jr. owned and the 515,464 shares of Marquest common stock held in the voting trust for the benefit of his adult children were converted into cash pursuant to the terms of the Merger.

In fiscal 1997, Scherer Sci charged the Company $70,000 in management fees which represented an allocated portion of the salary of a certain executive officer of the Company who was an employee of Scherer Sci and not the Company. The executive officer provided the Company with administrative and operations management. In connection with the dissolution of Scherer Sci in March 1997, the executive officer became an employee of the Company.

NOTE 13.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Years Ended March 31,
                                                                       -----------------------------------------------
                                                                            1999            1998             1997
                                                                       --------------  --------------   ------------
NONCASH INVESTING AND FINANCING
     TRANSACTIONS:

      Restructure of demand loan from an affiliate into a
              promissory note, net of debt forgiveness                 $         -     $         -       $  2,078,000
                                                                       --------------  --------------    ------------
                                                                       --------------  --------------    ------------

Supplemental information:
Interest paid during the year                                          $         -     $       52,000    $    212,000
Income taxes paid (refunded) during the year                                  105,000          33,000         (30,000)

                                     SCHEDULE II

                               SCHERER HEALTHCARE, INC.

                           VALUATION AND QUALIFYING ACCOUNTS

                            THREE YEARS ENDED MARCH 31, 1999


                                                                      Additions
                                                              -----------------------
                    Col. A                        Col. B        Col. C        Col. D         Col. E        Col. F
-------------------------------------------     ----------    ----------    ----------    -----------     --------
                                                  Balance     Charged to      Charged                      Balance
                                                 Beginning    Costs and      to Other                      at End
                                                  of Year      Expenses      Accounts      Deductions      of Year
                 Description
-------------------------------------------     ----------    ----------    ----------    -----------     --------
1999:
Allowance for doubtful accounts                  $ 189,000     $ 130,000    $       -       $ 26,000(a)   $ 293,000
                                                ----------     ---------    -----------    ------------   ---------
                                                ----------     ---------    -----------    ------------   ---------
1998:
Allowance for doubtful accounts                  $ 171,000    $   69,000     $      -       $ 51,000(a)   $ 189,000
                                                ----------     ---------    -----------    ------------   ---------
                                                ----------     ---------    -----------    ------------   ---------
1997:
Allowance for doubtful accounts                 $   80,000    $   93,000     $      -      $   2,000(a)   $ 171,000
                                                ----------     ---------    -----------    ------------   ---------
                                                ----------     ---------    -----------    ------------   ---------

(a)  Accounts written off, net of recoveries.

                                  SCHERER HEALTHCARE, INC.

                                      INDEX OF EXHIBITS


The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT                                                                            PAGE
NUMBER                               DESCRIPTION                                  NUMBER
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

    10.3          Agreement and Plan of Merger dated March 14, 1997 by and among
                  Vital Signs, Inc., VSI Acquisition Corporation, and Marquest
                  Medical Products, Inc. (Exhibit 2.1 to the Company's Current
                  Report on Form 8-K dated March 21, 1997)

    10.4 Scherer Healthcare Inducement Agreement dated March 14, 1997 by and between Scherer Healthcare, Inc., Vital Signs, Inc. and
                  Marquest Medical Products, Inc. (Exhibit 2.2 to the Company's
                  Current Report on Form 8-K dated March 21, 1997)

    21            Subsidiaries of Registrant - filed herewith.                       43

    23            Consent of Arthur Andersen LLP - filed herewith                    44

    25            Power of Attorney - included on signature page of this Annual
                  Report on Form 10-K

    27            Financial Data Schedule (included only in EDGAR filing)