Form 10-Q
period 1999-06-30
SCHERER HEALTHCARE INC
filed 1999-08-16
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                    YES  X                            NO
                       -----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:




                      CLASS                      OUTSTANDING AS OF JULY 27, 1999
          -----------------------------          -------------------------------
          Common Stock, $0.01 par value                     4,336,234


                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

ITEM                                                                                                        PAGE
NUMBER  PART I.  FINANCIAL INFORMATION                                                                      NUMBER
------                                                                                                      ------
     1         Financial Statements:

               Condensed Consolidated Balance
               Sheets as of June 30, 1999 and
               March 31, 1999...........................................................................      3

               Condensed Consolidated Statements
               of Operations for the Three Months
               Ended June 30, 1999 and 1998.............................................................      5

               Condensed Consolidated Statements
               of Cash Flows for the Three Months
               Ended June 30, 1999 and 1998.............................................................      6

               Notes to Condensed Consolidated
               Financial Statements.....................................................................      7

     2         Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations............................................................................      8

                           PART II. OTHER INFORMATION


     6         Exhibits and Reports on Form 8-K.........................................................     11


               SIGNATURES...............................................................................     12

               Index to Exhibits........................................................................     13



PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                         June 30, 1999           March 31, 1999
                                                                         -------------           --------------
                                                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                           $    3,362,000        $     5,433,000
     Accounts receivable, less allowance for doubtful
        accounts of $301,000 and $293,000, respectively                       4,296,000              3,721,000
     Current maturities of notes receivable                                     123,000                174,000
     Inventories                                                                213,000                200,000
     Prepaid and other                                                          181,000                215,000
                                                                         --------------        ---------------
          Total current assets                                                8,175,000              9,743,000
                                                                         --------------        ---------------

PROPERTY AND EQUIPMENT                                                        7,895,000              7,786,000
     Less accumulated depreciation                                           (3,883,000)            (3,674,000)
                                                                         --------------        ---------------
     Net property and equipment                                               4,012,000              4,112,000
                                                                         --------------        ---------------
OTHER ASSETS
     Intangibles, net                                                         1,469,000              1,484,000
     Cost in excess of net assets acquired, net                               2,195,000              2,222,000
     Investments, at market value                                            10,338,000              8,914,000
     Other investments, at cost                                                 650,000                650,000
     Deferred income taxes                                                      329,000                329,000
     Other                                                                      200,000                197,000
     Net assets of discontinued operations                                      348,000                326,000
                                                                         --------------        ---------------
          Total other assets                                                 15,529,000             14,122,000
                                                                         --------------        ---------------
TOTAL ASSETS                                                              $  27,716,000          $  27,977,000
                                                                         --------------        ---------------
                                                                         --------------        ---------------







            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     June 30, 1999         March 31, 1999
                                                                     -------------         --------------
                                                                      (Unaudited)
CURRENT LIABILITIES
       Accounts payable                                              $      691,000       $     1,083,000
       Accrued expenses                                                   1,487,000             1,499,000
       Current maturities of debt obligations                               215,000               235,000
       Income taxes payable                                                 100,000                85,000
       Other                                                                 78,000                78,000
                                                                      -------------         -------------
              Total current liabilities                                   2,571,000             2,980,000
                                                                      -------------         -------------
LONG-TERM DEBT, net of current maturities                                   296,000               351,000
                                                                      -------------         -------------
OTHER LIABILITIES                                                           366,000               378,000
                                                                      -------------         -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Convertible preferred stock - $.01 par value,
          2,000,000 shares authorized;
          22,162 shares issued and outstanding at June 30, 1999                   -                     -
          (22,775 at March 31, 1999)
       Common stock - $.01 par value, 12,000,000 shares authorized; 4,715,596 shares issued at June 30, 1999
               (4,713,641 at March 31, 1999);
          4,336,234 shares outstanding at June 30, 1999
               (4,334,279 at March 31, 1999)                                 47,000                47,000
       Capital in excess of par value                                    21,857,000            22,349,000
       Retained earnings                                                  5,612,000             4,905,000
       Less treasury stock, at cost                                      (3,033,000)           (3,033,000)
                                                                      -------------         -------------
              Total stockholders' equity                                 24,483,000            24,268,000
                                                                      -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  27,716,000         $  27,977,000
                                                                      -------------         -------------
                                                                      -------------         -------------





            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Three months ended
                                                                             June 30,
                                                              ---------------------------------------
                                                                   1999                    1998
                                                              ---------------         ---------------
NET SALES                                                     $    4,070,000          $    3,729,000
                                                              ---------------         ---------------
COSTS AND EXPENSES
       Cost of goods sold                                          2,340,000               2,102,000
       Selling, general and administrative                         1,209,000               1,146,000
                                                              ---------------         ---------------
            Total costs and expenses                               3,549,000               3,248,000
                                                              ---------------         ---------------
OPERATING INCOME                                                     521,000                 481,000

OTHER INCOME
       Interest income                                               188,000                 173,000
       Other, net                                                     20,000                  19,000
                                                              ---------------         ---------------
            Total other income                                       208,000                 192,000
                                                              ---------------         ---------------
INCOME BEFORE INCOME TAXES                                           729,000                 673,000

PROVISION FOR INCOME TAXES                                            22,000                  11,000
                                                              ---------------         ---------------
NET INCOME                                                    $      707,000          $      662,000
                                                              ---------------         ---------------
                                                              ---------------         ---------------


Basic earnings per common share                               $         0.16          $         0.15
                                                              ---------------         ---------------
                                                              ---------------         ---------------

Diluted earnings per common share                             $         0.16          $         0.14
                                                              ---------------         ---------------
                                                              ---------------         ---------------

Weighted average common shares outstanding - basic                 4,335,632               4,318,505
                                                              ---------------         ---------------
                                                              ---------------         ---------------

Weighted average common shares outstanding - diluted               4,547,075               4,582,285
                                                              ---------------         ---------------
                                                              ---------------         ---------------



            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three months ended
                                                                                         June 30,
                                                                              --------------------------------
                                                                                 1999                1998
                                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $    707,000         $    662,000
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             319,000              307,000
       Other noncash charges and credits, net                                      10,000                6,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (583,000)            (334,000)
        Inventories                                                               (13,000)             (18,000)
        Prepaid and other                                                          34,000               27,000
        Income taxes, net                                                          15,000              (51,000)
       Accounts payable and accrued expenses                                     (404,000)            (324,000)
       Other liabilities                                                          (12,000)             (32,000)
                                                                              -----------          -----------
     Net cash provided by operating activities of continuing operations            73,000              243,000
     Net operating activities of discontinued operations                          (22,000)             (69,000)
                                                                              -----------          -----------
     Net cash provided by operating activities                                     51,000              174,000
                                                                              -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                         (160,000)            (275,000)
     Purchase of long-term investments                                         (1,919,000)                   -
     Decrease in notes receivable                                                  51,000               46,000
     Other investing activities, net                                              (19,000)             (53,000)
                                                                              -----------          -----------
     Net cash used for investing activities                                    (2,047,000)            (282,000)
                                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayment of  borrowings                                                 (75,000)             (47,000)
     Exercise of stock options                                                          -               28,000
                                                                              -----------          -----------
     Net cash used for financing activities                                       (75,000)             (19,000)
                                                                              -----------          -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                            (2,071,000)            (127,000)

CASH AND CASH EQUIVALENTS, beginning of period                                  5,433,000            6,868,000
                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                      $ 3,362,000          $ 6,741,000
                                                                              -----------          -----------
                                                                              -----------          -----------



            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

The accompanying unaudited condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

NOTE 2.

The components of inventory at June 30, 1999 and March 31, 1999 consisted of the following:


                                                              June 30, 1999            March 31, 1999
                                                              -------------            --------------
Finished products                                             $     54,000              $     43,000
Containers, packaging, and raw materials                           207,000                   205,000
LIFO reserve                                                       (48,000)                  (48,000)
                                                              ------------              ------------
      Total                                                   $    213,000              $    200,000
                                                              ------------              ------------
                                                              ------------              ------------



Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.

Debt and obligations under capital leases at June 30, 1999 and March 31, 1999 consisted of the following:


                                                              June 30, 1999             March 31, 1999
                                                              -------------             --------------
Obligations under capital leases, due in varying
     installments through fiscal 2003                           $   511,000               $    586,000
Less current maturities                                            (215,000)                  (235,000)
                                                                -----------               ------------
Long-term debt                                                  $   296,000               $    351,000
                                                                -----------               ------------
                                                                -----------               ------------



NOTE 4.

The Company has investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices. The net unrealized holding gains or losses on these investments are reported under capital in excess of par value.

The amortized cost and fair market value of the Company's marketable securities are as follows:


                                                              Net
                                           Amortized       unrealized       Fair market
                                             Cost             loss             value
                                         -------------    -------------   -------------
JUNE 30, 1999
        Municipal bonds                  $   9,360,000    $    (423,000)  $   8,937,000
        Corporate bonds                      1,217,000          (79,000)      1,138,000
        Preferred stocks                       298,000          (35,000)        263,000
                                         -------------    -------------   -------------
              Total                      $  10,875,000    $    (537,000)  $  10,338,000
                                         -------------    -------------   -------------
                                         -------------    -------------   -------------
MARCH 31,1999
        Municipal bonds                  $   7,444,000   $       (2,000)  $   7,442,000
        Corporate bonds                      1,217,000          (10,000)      1,207,000
        Preferred stocks                       298,000          (33,000)        265,000
                                         -------------    -------------   -------------

              Total                      $   8,959,000   $      (45,000)  $   8,914,000
                                         -------------    -------------   -------------
                                         -------------    -------------   -------------




The municipal bonds mature ranging from 2 years to 29 years and the corporate bonds mature ranging from 10 years to 25 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Reference is made to this report as well as the Company's most recent Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission for other factors that could affect the forward-looking statements. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                                            Three months ended June 30,
                                                                          ---------------------------------
                                                                              1999                  1998
                                                                          -----------           -----------
NET SALES:
   Waste Management Services Segment                                      $ 3,678,000           $ 3,414,000
   Consumer Healthcare Products Segment                                       392,000               315,000
                                                                          -----------           -----------
      Company Totals                                                      $ 4,070,000           $ 3,729,000
                                                                          -----------           -----------
                                                                          -----------           -----------
OPERATING INCOME (LOSS):
   Waste Management Services Segment                                      $   555,000           $   513,000
   Consumer Healthcare Products Segment                                       164,000               113,000
   Corporate                                                                 (198,000)             (145,000)
                                                                          -----------           -----------
      Company Totals                                                      $   521,000           $   481,000
                                                                          -----------           -----------
                                                                          -----------           -----------



The Company's net sales increased 9% to $4,070,000 for the first quarter of fiscal 2000 from $3,729,000 for the first quarter of fiscal 1999. The Company's operating income increased 8% to $521,000 for the first quarter of fiscal 2000 from $481,000 during the same period in fiscal 1999. The Company's cost of goods sold increased to 58% of net sales for the quarter ended June 30, 1999 from 56% of net sales for the quarter ended June 30, 1998. Selling, general and administrative expenses decreased to 30% of net sales for the first quarter of fiscal 2000 from 31% for the first quarter of fiscal 1999. The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 8% to $3,678,000 for the first quarter of fiscal 2000 from $3,414,000 for the first quarter of fiscal 1999. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. In fiscal 1999, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $42,000 to $90,000 in the first quarter of fiscal 2000, as compared to $48,000 in the first quarter of fiscal 1999. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market although the market is relatively small compared to sharps disposal.

Primarily as a result of the increase in net sales, Bio Systems' operating income increased 8% to $555,000 for the quarter ended June 30, 1999 from $513,000 for the quarter ended June 30, 1998. Bio Systems' cost of goods sold increased to 60% of net sales for the first quarter of fiscal 2000 from 58% of net sales for the first quarter of fiscal 1999. Selling, general and administrative expenses decreased to 25% of net sales for the quarter ended June 30, 1999 from 27% of net sales during the same period in fiscal 1999.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 24% to $392,000 for the first quarter of fiscal 2000 from $315,000 during the same period in fiscal 1999. In the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its sales orders for Scherer Labs' two core products which severely impacted Scherer Labs' operating results. In the first quarter of fiscal 2000, Scherer Labs' regained a significant portion of its lost sales volume with this customer. As a result, in the first quarter of fiscal 2000, Scherer Labs' had a 42% increase in sales orders for its topical analgesic product that provides relief from insect bites.

As a result of the increase in net sales, Scherer Labs' operating income increased 45% to $164,000 for the first quarter of fiscal 2000 from $113,000 for the first quarter of fiscal 1999. Additionally, as a result of performing all of its shipping functions internally, Scherer Lab's reduced its warehouse and distribution costs and expenses in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999. Prior to the second quarter of fiscal 1999, these services were performed on a contract basis with a public warehouse.

CORPORATE

The Company's operating expenses in the Corporate Segment increased to $198,000 for the quarter ended June 30, 1999 from $145,000 for the quarter ended June 30, 1998. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers) rent expense, and professional accounting and legal fees. The increase in the Corporate operating expenses is primarily due to an increase in legal fees incurred during the first quarter of fiscal 2000 associated with certain litigation. Additionally, beginning April 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. Prior to April 1999, the Company did not provide salary compensation for Mr. Scherer's services. The Company does not allocate any revenues to the Corporate level.

OTHER INCOME.

The Company's interest income increased to $188,000 for the first quarter of fiscal 2000 from $173,000 for the first quarter of fiscal 1999. The increase is a result of the Company's additional investment in long-term high-grade marketable securities (see Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein) in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $3,362,000 at June 30, 1999, a decrease of $2,071,000 from March 31, 1999. However, in April 1999, the Company invested, using cash on hand, $1,919,000 in long-term high-grade marketable securities resulting in a reduction in cash and cash equivalents. With the investment in marketable securities in April 1999, the balance, at fair market value, of the Company's long-term investments was $10,338,000 at June 30, 1999, as compared to $8,914,000 at March 31, 1999. As a result of the investment in marketable securities in April 1999, the Company's working capital decreased to $5,604,000 at June 30, 1999 from $6,763,000 at March 31, 1999. The Company's long-term debt decreased slightly to $296,000 at June 30, 1999 from $351,000 at March 31, 1999. The primary reasons for these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES.

The Company's cash provided by operating activities from continuing operations totaled $73,000 for the first quarter of fiscal 2000, as compared to $243,000 for the first quarter of fiscal 1999. Bio Systems' operations used cash of $81,000 for the first quarter of fiscal 2000, as compared to providing cash of $122,000 for the first quarter of fiscal 1999. This change is primarily due to the timing of collection of its accounts receivable and payment of accounts payable. Scherer Labs' cash provided from operating activities increased slightly to $90,000 for the quarter ended June 30, 1999 from $85,000 for the quarter ended June 30, 1998. Primarily due to the timing of income tax payments, cash provided by operations in the Corporate Segment increased to $64,000 for the first quarter of fiscal 2000 from $36,000 for the first quarter of fiscal 1999.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.

The Company's investing activities used cash of $2,047,000 during the quarter ended June 30, 1999, as compared to $282,000 during the quarter ended June 30, 1998. In April 1999, the Company increased its investment in marketable securities by $1,919,000 when it made an additional investment in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years. See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein.

As a result of the repayment of capital lease obligations associated with Bio Systems' vehicles, the Company's cash used for financing activities increased to $75,000 for the first quarter of fiscal 2000 from $19,000 for the first quarter of fiscal 1999.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

YEAR 2000 ISSUES.

Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company has developed a plan to modify its information technology for the year 2000 and during fiscal 1999 began replacing critical data processing systems at its corporate headquarters as well as at Bio Systems. The Company completed its conversion to the new equipment and software at its corporate headquarters in fiscal 1999 and Bio Systems is currently converting its systems and expects to complete the conversion in the second quarter of fiscal 2000. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company currently expects that its review of other systems will be substantially completed by the second quarter of fiscal 2000 at a cost not material to the Company's business, financial condition or results of operations. As of June 30, 1999, the Company incurred approximately $65,000 in replacing and converting the Company's data processing systems and it anticipates it will incur less than $25,000 in future periods to complete the replacement and conversion process.

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




PART II.  OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits


             Exhibit No.                                    Description
             -----------                                    -----------
                 10                                    Property Lease between Bio Systems Partners and Owners of
                                                       210 Sherwood Avenue, Farmingdale, New York

                 27                                    Financial Data Schedule



           (b) Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCHERER HEALTHCARE, INC.
                               (Registrant)


Date:  August 16, 1999         /s/ Robert P. Scherer, Jr.
                               --------------------------
                               Robert P. Scherer, Jr.
                               Chairman, Chief Executive Officer and President


Date:  August 16, 1999         /s/ Gary W. Ruffcorn
                               --------------------
                               Gary W. Ruffcorn
                               Vice President and Chief Financial Officer

                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

            The following exhibits are being filed with this report.


Exhibit                                                                                             Page
Number                                 Description                                                 Number
------                                 -----------                                                 ------
    10                                 Property Lease between Bio Systems Partners and
                                       Owners of 210 Sherwood Avenue, Farmingdale, New  York        14

    27                                             Financial Data Schedule
                                               (included only in EDGAR filing)                      22
