Form 10-Q
period 1999-09-30
SCHERER HEALTHCARE INC
filed 1999-11-15
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                   YES  /X/                            NO     / /
                       -----                                 -----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:



                    CLASS                    OUTSTANDING AS OF NOVEMBER 2, 1999
----------------------------------------     ----------------------------------
       Common Stock, $0.01 par value                     4,336,291

                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

 ITEM                                                                      PAGE
NUMBER         PART I.  FINANCIAL INFORMATION                             NUMBER
------                                                                    ------
     1         Financial Statements:

               Condensed Consolidated Balance
               Sheets as of September 30, 1999 and
               March 31, 1999.............................................    3

               Condensed Consolidated Statements
               of Operations for the Three and Six Months
               Ended September 30, 1999 and 1998..........................    5

               Condensed Consolidated Statements
               of Cash Flows for the Six Months
               Ended September 30, 1999 and 1998..........................    6

               Notes to Condensed Consolidated
               Financial Statements.......................................    7

     2         Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations..............................................    9

                                    PART II. OTHER INFORMATION

     1         Legal Proceedings..........................................   13


     4         Submission of Matters to a Vote of Security Holders........   14


     6         Exhibits and Reports on Form 8-K...........................   14


               SIGNATURES.................................................   15

               Index to Exhibits..........................................   16

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                SCHERER HEALTHCARE, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                       ASSETS

                                                                     September 30, 1999           March 31, 1999
                                                                     ------------------         ------------------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                             $ 2,082,000                 $ 5,433,000
     Accounts receivable, less allowance for doubtful
        accounts of $264,000 and $293,000, respectively                      4,481,000                   3,721,000
     Current maturities of notes receivable                                     71,000                     174,000
     Inventories                                                               250,000                     200,000
     Prepaid and other                                                         125,000                     215,000
                                                                       ---------------               -------------
          Total current assets                                               7,009,000                   9,743,000
                                                                       ---------------               -------------

PROPERTY AND EQUIPMENT                                                       8,192,000                   7,786,000
     Less accumulated depreciation                                          (4,149,000)                 (3,674,000)
                                                                       ---------------               -------------
     Net property and equipment                                              4,043,000                   4,112,000
                                                                       ---------------               -------------
OTHER ASSETS
     Intangibles, net                                                        1,450,000                   1,484,000
     Cost in excess of net assets acquired, net                              2,168,000                   2,222,000
     Investments, at market value                                            9,966,000                   8,914,000
     Other investments, at cost                                                650,000                     650,000
     Restricted cash for investment (Note 5)                                 2,000,000                           -
     Deferred income taxes                                                     329,000                     329,000
     Other                                                                     197,000                     197,000
     Net assets of discontinued operations                                     358,000                     326,000
                                                                       ---------------               -------------

          Total other assets                                                17,118,000                  14,122,000
                                                                       ---------------               -------------
TOTAL ASSETS                                                               $28,170,000                 $27,977,000
                                                                       ===============               =============




        See notes to condensed consolidated financial statements.

                          SCHERER HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      September 30, 1999          March 31, 1999
                                                                    ----------------------      ------------------
                                                                          (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                                      $    851,000               $ 1,083,000
    Accrued expenses                                                         1,938,000                 1,499,000
    Current maturities of debt obligations                                     229,000                   235,000
    Income taxes payable                                                        99,000                    85,000
    Other                                                                       65,000                    78,000
                                                                       ---------------             -------------

              Total current liabilities                                      3,182,000                 2,980,000
                                                                       ---------------             -------------

LONG-TERM DEBT, net of current maturities                                      287,000                   351,000
                                                                       ---------------             -------------

OTHER LIABILITIES                                                              228,000                   378,000
                                                                       ---------------             -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible preferred stock - $.01 par value,
       2,000,000 shares authorized;
       22,162 shares issued and outstanding at September 30, 1999                  -                         -
       (22,775 at March 31, 1999)
    Common stock - $.01 par value,
       12,000,000 shares authorized;
       4,715,596 shares issued at September 30, 1999
        (4,713,641 at March 31, 1999);
       4,336,234 shares outstanding at September 30, 1999
        (4,334,279 at March 31, 1999)                                           47,000                    47,000
    Capital in excess of par value                                          21,487,000                22,349,000
    Retained earnings                                                        5,972,000                 4,905,000
    Less treasury stock, at cost                                            (3,033,000)               (3,033,000)
                                                                       ---------------             -------------

              Total stockholders' equity                                    24,473,000                24,268,000
                                                                       ---------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $28,170,000               $27,977,000
                                                                       ===============             =============


        See notes to condensed consolidated financial statements.

                           SCHERER HEALTHCARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                         Three months ended                      Six months ended
                                                            September 30,                          September 30,
                                                  ---------------------------------      --------------------------------
                                                       1999               1998                1999               1998
                                                  -------------       -------------      -------------         ----------
NET SALES                                         $   4,019,000       $   3,702,000      $   8,089,000         $7,431,000

COSTS AND EXPENSES
     Cost of goods sold                               2,418,000           2,104,000          4,758,000          4,206,000
     Selling, general, and administrative             1,151,000           1,043,000          2,307,000          2,189,000
     Litigation expense (Note 6)                        245,000                   -            298,000                  -
                                                  -------------       -------------      -------------         ----------

          Total costs and expenses                    3,814,000           3,147,000          7,363,000          6,395,000
                                                  -------------       -------------      -------------         ----------

OPERATING INCOME                                        205,000             555,000            726,000          1,036,000

OTHER INCOME
     Interest income                                    156,000             177,000            344,000            350,000
     Other, net                                          19,000              28,000             39,000             47,000
                                                  -------------       -------------      -------------         ----------

          Total other income                            175,000             205,000            383,000            397,000
                                                  -------------       -------------      -------------         ----------

INCOME BEFORE INCOME TAXES                              380,000             760,000          1,109,000          1,433,000

PROVISION FOR INCOME TAXES                               20,000              28,000             42,000             39,000
                                                  -------------       -------------      -------------         ----------

NET INCOME                                        $     360,000       $     732,000      $   1,067,000         $1,394,000
                                                  =============       =============      =============         ==========

 Basic earnings per common share                  $        0.08       $        0.17      $        0.25         $     0.32
                                                  =============       =============      =============         ==========

 Diluted earnings per common share                $        0.08       $        0.16      $        0.23         $     0.31
                                                  =============       =============      =============         ==========

Weighted average common shares
       outstanding - basic                            4,336,234           4,332,487          4,335,935          4,325,534
                                                  =============       =============      =============         ==========

Weighted average common shares
       outstanding - diluted                          4,555,644           4,547,768          4,551,224          4,564,291
                                                  =============       =============      =============         ==========


        See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                     Six months ended
                                                                                      September 30,
                                                                             ---------------------------------
                                                                                 1999                1998
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  1,066,000         $  1,394,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             653,000              623,000
        Other noncash charges and credits, net                                     16,000                8,000
    Changes in operating assets and liabilities:
        Accounts receivable                                                      (778,000)            (540,000)
        Inventories                                                               (50,000)             (47,000)
        Prepaid and other                                                          90,000              120,000
        Income taxes, net                                                          14,000              (31,000)
        Accounts payable and accrued expenses                                     207,000               48,000
        Other liabilities                                                        (163,000)             (64,000)
                                                                             ------------         ------------
    Net cash provided by operating activities of continuing operations          1,055,000            1,511,000
    Net operating activities of discontinued operations                           (32,000)             (89,000)
                                                                             ------------         ------------
    Net cash provided by operating activities                                   1,023,000            1,422,000
                                                                             ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net                                     (458,000)            (555,000)
    Purchase of long-term investments                                          (1,919,000)                   -
    Cash restricted for investment                                             (2,000,000)                   -
    Decrease in notes receivable                                                  103,000               94,000
    Other investing activities, net                                               (30,000)             (66,000)
                                                                             ------------         ------------
Net cash used for investing activities                                         (4,304,000)            (527,000)
                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayment of  borrowings                                                  (70,000)             (94,000)
    Exercise of stock options                                                           -               28,000
                                                                             ------------         ------------
Net cash used for financing activities                                            (70,000)             (66,000)
                                                                             ------------         ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                            (3,351,000)             829,000

CASH AND CASH EQUIVALENTS, beginning of period                                  5,433,000            6,868,000
                                                                             ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                     $  2,082,000         $  7,697,000
                                                                             ============         ============


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

NOTE 2.
The components of inventory at September 30, 1999 and March 31, 1999 consisted of the following:

                                                                  September 30, 1999            March 31, 1999
                                                                  ------------------           ---------------
     Finished products                                             $      67,000               $      43,000
     Containers, packaging, and raw materials                            231,000                     205,000
     LIFO reserve                                                        (48,000)                    (48,000)
                                                                   -------------               -------------
           Total                                                   $     250,000               $     200,000
                                                                   =============               =============

Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.

Obligations under capital leases at September 30, 1999 and March 31, 1999 consisted of the following:

                                                                  September 30, 1999            March 31, 1999
                                                                  ------------------           ---------------
     Obligations under capital leases, due in varying
          installments through fiscal 2003                          $    516,000                $    586,000
     Less current maturities                                            (229,000)                   (235,000)
                                                                   -------------               -------------

     Long-term debt                                                 $    287,000                $    351,000
                                                                    ============               =============

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

The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                               Net
                                         Amortized          unrealized      Fair market
                                           Cost                loss            value
                                       ------------        ------------     ------------
     SEPTEMBER 30, 1999
     ------------------
             Municipal bonds           $  9,358,000        $  (745,000)     $ 8,613,000
             Corporate bonds              1,217,000           (101,000)       1,116,000
             Preferred stocks               298,000            (61,000)         237,000
                                       ------------        ------------     ------------

                   Total               $ 10,873,000        $  (907,000)     $ 9,966,000
                                       ============        ============     ============

     MARCH 31, 1999
     ------------------
             Municipal bonds           $  7,444,000        $    (2,000)     $ 7,442,000
             Corporate bonds              1,217,000            (10,000)       1,207,000
             Preferred stocks               298,000            (33,000)         265,000
                                       ------------        ------------     ------------

                   Total               $  8,959,000        $   (45,000)     $ 8,914,000
                                       ============        ============     ============


The municipal bonds mature ranging from 2 years to 29 years and the corporate bonds mature ranging from 10 years to 25 years.

NOTE 5.
On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics, Inc., a database marketing company based in Chicago, Illinois that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year convertible debenture, dated as of September 30, 1999 (the "Debenture"), in the principal sum of $2,000,000, to be repaid by Econometrics to the last registered holder of the Debenture on September 1, 2004. Interest accrues on the unpaid principal balance of the Debenture from September 30, 1999 at a rate of 8% per annum. Econometrics is not required to make an interest payment until September 1, 2000, at which time all accrued interest from September 30, 1999 through September 1, 2000 shall be paid. Commencing on December 1, 2000, interest shall be paid quarterly until the principal amount has been paid in full or the Debenture has been converted in full into Econometrics' common stock. Until the Debenture is paid in full, the Company has the right to convert up to the entire outstanding principal balance of the Debenture, plus accrued interest thereon, into shares of Econometrics' common stock at a conversion price of $.4315 per share, subject to adjustment. The conversion price was determined to provide the Company with 20% of the outstanding common stock of Econometrics as of September 30, 1999, on a fully diluted basis. Additionally, as a result of the transaction, the Company has the right to designate two persons to serve on the seven member Econometrics Board of Directors. As of September 30, 1999, the Company recorded $2,000,000 of cash on hand as restricted for the investment in Econometrics.

NOTE 6.
In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Complaint. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement in principle to settle the case was reached whereby the Company agreed to pay Mr. Kovar $325,000 in a lump sum. Discussions regarding the final language of the settlement are ongoing. In the quarter ended September 30, 1999, the Company recorded $210,000, related to this agreement in principle to settle, under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expense related to the proposed amount of the settlement was accrued by the Company in prior periods.

On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $35,000 and $88,000 in expense related to the settlement, including associated legal fees, for the quarter and six months ended September 30, 1999, respectively, under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expenses related to this settlement were accrued for in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. Ms. Murphy dismissed the lawsuit and retracted her allegations against the Company and Mr. Scherer.

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

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).
The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                           Three months ended                         Six months ended
                                                              September 30,                             September 30,
                                                     ---------------------------------          --------------------------------
                                                         1999                  1998                1999                 1998
                                                      -----------          -----------          -----------          -----------
NET SALES:
   Waste Management Services Segment                  $ 3,723,000          $ 3,498,000          $ 7,401,000          $ 6,912,000
   Consumer Healthcare Products Segment                   296,000              204,000              688,000              519,000
                                                      -----------          -----------          -----------          -----------
        Company Totals                                $ 4,019,000          $ 3,702,000          $ 8,089,000          $ 7,431,000
                                                      ===========          ===========          ===========          ===========
OPERATING INCOME (LOSS):
   Waste Management Services Segment                  $   303,000          $   626,000          $   858,000          $ 1,139,000
   Consumer Healthcare Products Segment                    96,000               43,000              260,000              156,000
   Corporate                                             (194,000)            (114,000)            (392,000)            (259,000)
                                                      -----------          -----------          -----------          -----------
        Company Totals                                $   205,000          $   555,000          $   726,000          $ 1,036,000
                                                      ===========          ===========          ===========          ===========

The Company's net sales increased 9% to $4,019,000 for the second quarter of fiscal 2000 from $3,702,000 for the second quarter of fiscal 1999. The Company's operating income decreased to $205,000 for the second quarter of fiscal 2000 from $555,000 for the second quarter of fiscal 1999; however, the operating income for the quarter ended September 30, 1999 includes $245,000 in expense associated with the settlement of one lawsuit against the Company and an agreement in principle to settle a second lawsuit against the Company (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). The Company's cost of goods sold increased to 60% of net sales for the quarter ended September 30, 1999 from 57% of net sales for the quarter ended September 30, 1998. Selling, general and administrative expenses increased slightly to 29% of net sales for the second quarter of fiscal 2000 from 28% for the second quarter of fiscal 1999.

The Company's net sales increased 9% to $8,089,000 for the six months ended September 30, 1999 from $7,431,000 for the six months ended September 30, 1998. The Company's operating income decreased to $726,000 for the first six months of fiscal 2000 from $1,036,000 for the first six months of fiscal
1999; however, the operating income for the six months ended September 30, 1999 includes $298,000 in expense associated with the settlement of one lawsuit against the Company and an agreement in principle to settle a second lawsuit against the Company (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Cost of goods sold increased to 59% of net sales for the six months ended September 30, 1999 from 57% of net sales for the six months ended September 30, 1998. Selling, general and administrative expenses decreased to 29% of net sales for the six months ended September 30, 1999 from 30% of net sales for the six months ended September 30, 1998. The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 6% to $3,723,000 for the second quarter of fiscal 2000 from $3,498,000 for the second quarter of fiscal 1999. Bio Systems' net sales increased 7% to $7,401,000 for the six months ended September 30, 1999 from $6,912,000 during the same period in fiscal 1999. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices for its sharps disposal services with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers. In fiscal 1999, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $57,000 to $108,000 in the second quarter of fiscal 2000, as compared to $51,000 in the second quarter of fiscal 1999. For the six months ended September 30, 1999, net sales for laboratory and surgical fluid waste increased 99% to $198,000 from $100,000 for the six months ended September 30, 1998. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market although the market is relatively small compared to Bio Systems' core business of sharps disposal.

Bio Systems' operating income decreased to $303,000 for the quarter ended September 30, 1999 from $626,000 for the quarter ended September 30, 1998; however, the quarter ended September 30, 1999 includes $210,000 in expense associated with an agreement in principle to settle a lawsuit (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Bio Systems' cost of goods sold increased to 62% of its net sales for the second quarter of fiscal 2000 from 58% of its net sales for the second quarter of fiscal 1999. Selling, general and administrative expenses were 24% of net sales for the quarter ended September 30, 1999, which was unchanged compared to the quarter ended September 30, 1998. Starting in early fiscal 1998 and continuing through the current period, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers. Although Bio Systems continues to increase revenue through new hospital contracts, the pricing pressures discussed above combined with certain contract restrictions have hampered Bio Systems' ability to effectively absorb these costs and expenses as compared to prior periods. Bio Systems' operating payroll has also increased primarily due to the addition of personnel needed to service the new hospital accounts subsequent to installation. Additionally, Bio Systems' costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste discussed above. The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems' processing facility is not currently equipped to process these larger containers. In future periods, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that's not expected to be material to Bio Systems' results of operations.

Bio Systems' operating income decreased to $858,000 for the six months ended September 30, 1999 from $1,139,000 for the six months ended September 30, 1998; however, the six months ended September 30, 1999 includes $210,000 in expense associated with an agreement in principle to settle a lawsuit. Primarily due to the reasons discussed above, cost of goods sold increased to 61% of net sales for the six months ended September 30, 1999 from 58% for the same period in fiscal 1999. Selling, general and administrative expenses were 25% of net sales for the first six months of fiscal 2000, which was unchanged compared to the first six months of fiscal 1999.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 45% to $296,000 for the second quarter of fiscal 2000 from $204,000 during the same period in fiscal 1999. Scherer Labs' net sales increased 33% to $688,000 for the six months ended September 30, 1999 from $519,000 for the six months ended September 30, 1998. In the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its sales orders for Scherer Labs' two core products which severely impacted Scherer Labs' operating results. In early fiscal 2000, Scherer Labs regained a significant portion of its lost sales volume with this customer. As a result, Scherer Labs' had a 60% increase in sales orders for its topical analgesic product that provides relief from insect bites.

As a result of the increase in net sales, Scherer Labs' operating income increased to $96,000 for the second quarter of fiscal 2000 from $43,000 for the second quarter of fiscal 1999 and increased to $260,000 for the six months ended September 30, 1999 from $156,000 for the six months ended September 30, 1998.

CORPORATE

The Company's operating expenses in the Corporate Segment increased to $194,000 for the quarter ended September 30, 1999 from $114,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, operating expenses in the Corporate Segment increased to $392,000 from $259,000 for the same period in fiscal 1999. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. The increase in the Corporate operating expenses is primarily due to the settlement of a lawsuit against the Company (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). The Company recorded $35,000 and $88,000 in expense related to the settlement, including associated legal fees, for the quarter and six months ended September 30, 1999, respectively. Additionally, beginning April 1, 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. Prior to April 1999, the Company did not provide salary compensation for Mr. Scherer's services. The Company does not allocate any revenues to the Corporate level.

OTHER INCOME.
The Company's interest income decreased to $156,000 for the second quarter of fiscal 2000 from $177,000 for the second quarter of fiscal 1999 and decreased to $344,000 for the six months ended September 30, 1999 from $350,000 for the six months ended September 30, 1998. In the second quarter of fiscal 2000, the Company made an adjustment to interest income related to timing of interest received on an investment in marketable securities in the first quarter of fiscal 2000. The balance of the decrease is primarily the result of a reduction in interest income related to a note receivable due to the repayment of principal on the note.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $2,082,000 at September 30, 1999, a decrease of $3,351,000 from March 31, 1999. However, in April 1999, the Company invested, using cash on hand, $1,919,000 in long-term high-grade marketable securities resulting in a reduction in cash and cash equivalents. Additionally, as of September 30, 1999, the Company recorded $2,000,000 of cash on hand as restricted for the investment in Econometrics (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). With the investment in marketable securities in April 1999, the balance, at fair market value, of the Company's long-term investments was $9,966,000 at September 30, 1999, as compared to $8,914,000 at March 31,
1999. As a result of the investment in marketable securities in April 1999 and the reclass of the restricted cash for the investment in Econometrics, the Company's working capital decreased to $3,827,000 at September 30, 1999 from $6,763,000 at March 31, 1999. The Company's long-term debt decreased slightly to $287,000 at September 30, 1999 from $351,000 at March 31, 1999. The primary reasons for these changes are discussed below.

CASH FLOW FROM OPERATING ACTIVITIES.
The Company's cash provided by operating activities from continuing operations totaled $1,055,000 for the first six months of fiscal 2000, as compared to $1,511,000 for the first six months of fiscal 1999. Primarily due to timing of working capital items, Bio Systems' cash provided from operating activities decreased to $527,000 for the first six months of fiscal 2000 from $733,000 for the first six months of fiscal 1999. As a result of the increase in its net sales, Scherer Labs' cash provided from operating activities increased to $163,000 for the six months ended September 30, 1999 from $115,000 for the six months ended September 30, 1998. The cash provided by operations at the corporate level decreased to $365,000 for the six months ended September 30, 1999 from $663,000 for the same period in fiscal 1999. The decrease is primarily due to timing of payroll funding and interest received on the Company's long-term investments.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
The Company's investing activities used cash of $4,304,000 for the six months ended September 30, 1999, as compared to a use of cash of $527,000 for the six months ended September 30, 1998. In April 1999, the Company increased its investment in marketable securities by $1,919,000 when it made an additional investment in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years (see Note 4 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein). On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics Inc. in the form of a five-year convertible debenture. As of September 30, 1999, the Company recorded $2,000,000 of cash on hand as restricted for the investment in Econometrics. (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein).

Cash used for financing activities decreased slightly to $70,000 for the six months ended September 30, 1999 from $66,000 for the six months ended September 30, 1998.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

YEAR 2000 ISSUES.
Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. The Company has developed a plan to modify its information technology for the year 2000 and during fiscal 1999 began replacing critical data processing systems at its corporate headquarters as well as at Bio Systems. The Company completed its conversion to the new equipment and software at its corporate headquarters in fiscal 1999 and Bio Systems completed its conversion in the second quarter of fiscal 2000. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. As of September 30, 1999, the Company incurred approximately $75,000 in replacing and converting the Company's data processing systems.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

         In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's fourth amended complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Complaint. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement in principle to settle the case was reached whereby the Company agreed to pay Mr. Kovar $325,000 in a lump sum. Discussions regarding the final language of the settlement are ongoing.

         On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $35,000 and $88,000 in expense related to the settlement, including associated legal fees, for the quarter and six months ended September 30, 1999, respectively, under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expenses related to this settlement were accrued for in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. Ms. Murphy dismissed the lawsuit and retracted her allegations against the Company and Mr. Scherer.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on September 15, 1999 for the purpose of electing Directors. The following persons were elected to the Company's Board of Directors. The vote totals are set forth opposite the name of each nominee for director.

                                                              For                 Withheld
                                                     ------------------       ------------------
                  Stephen Lukas, Sr.                 3,444,716 shares           49,253 shares
                  Kenneth H. Robertson               3,445,220 shares           48,749 shares
                  Robert P. Scherer, Jr.             3,481,986 shares           11,983 shares
                  William J. Thompson                3,482,041 shares           11,928 shares

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


                                SCHERER HEALTHCARE, INC.
                                (Registrant)


Date: November 15, 1999         /s/ Robert P. Scherer, Jr.
                                --------------------------
                                Robert P. Scherer, Jr.
                                Chairman, Chief Executive Officer and President


Date: November 15, 1999         /s/ Gary W. Ruffcorn
                                --------------------
                                Gary W. Ruffcorn
                                Vice President and Chief Financial Officer

                       SCHERER HEALTHCARE, INC.

                          INDEX OF EXHIBITS

         The following exhibit is being filed with this report.

Exhibit                                                         Page
Number                          Description                    Number
-------                         -----------                    ------
  27                      Financial Data Schedule
                      (included only in EDGAR filing)            17