Form 10-Q
period 1999-12-31
SCHERER HEALTHCARE INC
filed 2000-02-14
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                      YES  X                            NO
                         -----                             -----

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

          CLASS                             OUTSTANDING AS OF FEBRUARY 2, 2000
--------------------------------            -----------------------------------
Common Stock, $0.01 par value                          4,337,163

                            SCHERER HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

ITEM                                                                                                      PAGE
NUMBER                                                                                                    NUMBER
----                                                                                                      ------
               PART I.  FINANCIAL INFORMATION

  1            Financial Statements:

               Condensed Consolidated Balance
               Sheets as of December 31, 1999 and
               March 31, 1999.........................................................................      3

               Condensed Consolidated Statements
               of Operations for the Three and Nine Months
               Ended December 31, 1999 and 1998.......................................................      5

               Condensed Consolidated Statements
               of Cash Flows for the Nine Months
               Ended December 31, 1999 and 1998 ......................................................      6

               Notes to Condensed Consolidated
               Financial Statements...................................................................      7

  2            Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations..........................................................................      9

                                                PART II. OTHER INFORMATION

  1            Legal Proceedings......................................................................     13

  6            Exhibits and Reports on Form 8-K.......................................................     14

               SIGNATURES.............................................................................     15

               Index to Exhibits......................................................................     16

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      December 31, 1999           March 31, 1999
                                                                      -----------------           --------------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                          $    1,892,000              $    5,433,000
     Accounts receivable, less allowance for doubtful
        accounts of $273,000 and $293,000, respectively                      4,464,000                   3,721,000
     Current maturities of notes receivable                                     18,000                     174,000
     Inventories                                                               226,000                     200,000
     Prepaid and other                                                         240,000                     215,000
                                                                         -------------               -------------
          Total current assets                                               6,840,000                   9,743,000
                                                                         -------------               -------------

PROPERTY AND EQUIPMENT                                                       8,538,000                   7,786,000
     Less accumulated depreciation                                          (4,391,000)                 (3,674,000)
                                                                         -------------               -------------
     Net property and equipment                                              4,147,000                   4,112,000
                                                                         -------------               -------------

OTHER ASSETS
     Intangibles, net                                                        1,551,000                   1,484,000
     Cost in excess of net assets acquired, net                              2,142,000                   2,222,000
     Investments, at market value (Note 4)                                   9,660,000                   8,914,000
     Other investments, at cost (Note 5)                                     2,650,000                     650,000
     Deferred income taxes                                                     329,000                     329,000
     Other                                                                     265,000                     197,000
     Net assets of discontinued operations                                     381,000                     326,000
                                                                         -------------               -------------
          Total other assets                                                16,978,000                  14,122,000
                                                                         -------------               -------------
TOTAL ASSETS                                                             $  27,965,000               $  27,977,000
                                                                         =============               =============


            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31, 1999          March 31, 1999
                                                                       -----------------          --------------
                                                                          (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                                      $    906,000             $   1,083,000
    Accrued expenses                                                         1,486,000                 1,499,000
    Current maturities of debt obligations                                     236,000                   235,000
    Income taxes payable                                                       108,000                    85,000
    Other                                                                       46,000                    78,000
                                                                         -------------             -------------
         Total current liabilities                                           2,782,000                 2,980,000

LONG-TERM DEBT, net of current maturities                                      241,000                   351,000
                                                                         -------------             -------------

OTHER LIABILITIES                                                              215,000                   378,000
                                                                         -------------             -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible preferred stock - $.01 par value,
       2,000,000 shares authorized;
       22,123 shares issued and outstanding at December 31, 1999                   -                         -
       (22,775 at March 31, 1999)
    Common stock - $.01 par value,
       12,000,000 shares authorized;
       4,716,525 shares issued at December 31, 1999
        (4,713,641 at March 31, 1999);
       4,337,163 shares outstanding at December 31, 1999
        (4,334,279 at March 31, 1999)                                           47,000                    47,000
    Capital in excess of par value                                          21,187,000                22,349,000
    Retained earnings                                                        6,526,000                 4,905,000
    Less treasury stock, at cost                                            (3,033,000)               (3,033,000)
                                                                         -------------             -------------
         Total stockholders' equity                                         24,727,000                24,268,000
                                                                         -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  27,965,000             $  27,977,000
                                                                         =============             =============




            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended                      Nine months ended
                                                            December 31,                           December 31,
                                                    -------------------------------        ------------------------------

                                                       1999               1998                1999               1998
                                                    -----------         -----------        -----------        -----------

NET SALES                                           $ 4,220,000         $ 3,719,000        $12,309,000        $11,150,000
                                                    -----------         -----------        -----------        -----------
COSTS AND EXPENSES
     Cost of goods sold                               2,634,000           2,233,000          7,392,000          6,439,000
     Selling, general, and administrative             1,232,000           1,150,000          3,539,000          3,339,000
     Litigation expense (Note 6)                              -                   -            298,000                  -
                                                    -----------         -----------        -----------        -----------
          Total costs and expenses                    3,866,000           3,383,000         11,229,000          9,778,000
                                                    -----------         -----------        -----------        -----------

OPERATING INCOME                                        354,000             336,000          1,080,000          1,372,000

OTHER INCOME
     Interest income                                    199,000             174,000            543,000            524,000
     Other, net                                          20,000              18,000             59,000             65,000
                                                    -----------         -----------        -----------        -----------
          Total other income                            219,000             192,000            602,000            589,000
                                                    -----------         -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                              573,000             528,000          1,682,000          1,961,000

PROVISION FOR INCOME TAXES                               19,000              23,000             61,000             62,000
                                                    -----------         -----------        -----------        -----------
NET INCOME                                          $   554,000         $   505,000        $ 1,621,000        $ 1,899,000
                                                    ===========         ===========        ===========        ===========

 Basic earnings per common share                    $      0.13         $      0.12        $      0.37        $      0.44
                                                    ===========         ===========        ===========        ===========

 Diluted earnings per common share                  $      0.12         $      0.11        $      0.36        $      0.42
                                                    ===========         ===========        ===========        ===========

Weighted average common shares
   outstanding - basic                                4,336,414           4,333,117          4,336,095          4,328,071
                                                    ===========         ===========        ===========        ===========
Weighted average common shares
   outstanding - diluted                              4,541,492           4,564,252          4,548,138          4,565,707
                                                    ===========         ===========        ===========        ===========

            See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine months ended
                                                                                        December 31,
                                                                              --------------------------------
                                                                                 1999                 1998
                                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $ 1,621,000          $ 1,899,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                           1,008,000              950,000
        Other noncash charges and credits, net                                     28,000               16,000
    Changes in operating assets and liabilities:
        Accounts receivable                                                      (773,000)            (697,000)
        Inventories                                                               (26,000)             (84,000)
        Prepaid and other                                                         (25,000)               9,000
        Income taxes, net                                                          23,000              (28,000)
        Accounts payable and accrued expenses                                    (190,000)              86,000
        Other liabilities                                                        (195,000)             (97,000)
                                                                              -----------          -----------
    Net cash provided by operating activities of continuing operations          1,471,000            2,054,000
    Net operating activities of discontinued operations                           (55,000)            (110,000)
                                                                              -----------          -----------
    Net cash provided by operating activities                                   1,416,000            1,944,000
                                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                          (846,000)            (791,000)
    Purchase of investments                                                    (3,919,000)                   -
    Decrease in notes receivable                                                  156,000              142,000
    Other investing activities, net                                              (239,000)            (166,000)
                                                                              -----------          -----------
Net cash used for investing activities                                         (4,848,000)            (815,000)
                                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayment of  borrowings                                                 (109,000)            (164,000)
    Exercise of stock options                                                           -               28,000
                                                                              -----------          -----------
Net cash used for financing activities                                           (109,000)            (136,000)
                                                                              -----------          -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                            (3,541,000)             993,000

CASH AND CASH EQUIVALENTS, beginning of period                                  5,433,000            6,868,000
                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                      $ 1,892,000          $ 7,861,000
                                                                              ===========          ===========

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

NOTE 2.
The components of inventory at December 31, 1999 and March 31, 1999 consisted of the following:

                                                              December 31, 1999            March 31, 1999
                                                              -----------------            --------------
Finished products                                              $     53,000                $     43,000
Containers, packaging, and raw materials                            221,000                     205,000
LIFO reserve                                                        (48,000)                    (48,000)
                                                               ------------                ------------
      Total                                                    $    226,000                $    200,000
                                                               ============                ============

Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.
Obligations under capital leases at December 31, 1999 and March 31, 1999 consisted of the following:


                                                            December 31, 1999             March 31, 1999
                                                            -----------------             --------------
Obligations under capital leases, due in varying
     installments through fiscal 2003                         $    477,000                $    586,000
Less current maturities                                           (236,000)                   (235,000)
                                                              ------------                ------------
Long-term debt                                                $    241,000                $    351,000
                                                              ============                ============

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

The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                               Net
                                           Amortized        unrealized      Fair market
                                              Cost             loss            value
                                           ---------        ----------      -----------
December 31, 1999
-----------------
        Municipal bonds                  $   9,353,000    $    (970,000)  $   8,383,000
        Corporate bonds                      1,216,000         (134,000)      1,082,000
        Preferred stocks                       298,000         (103,000)        195,000
                                         -------------    -------------   -------------
             Total                       $  10,867,000    $  (1,207,000)  $   9,660,000
                                         =============    =============   =============

March 31, 1999
--------------
        Municipal bonds                  $   7,444,000    $      (2,000)  $   7,442,000
        Corporate bonds                      1,217,000          (10,000)      1,207,000
        Preferred stocks                       298,000          (33,000)        265,000
                                         -------------    -------------   -------------
              Total                      $   8,959,000    $     (45,000)   $  8,914,000
                                         =============    =============   =============

The municipal bonds mature ranging from 2 years to 29 years and the corporate bonds mature ranging from 10 years to 25 years.

NOTE 5.
On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics, Inc., a database marketing company based in Chicago, Illinois that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year convertible debenture, dated as of September 30, 1999 (the "Debenture"), in the principal sum of $2,000,000, to be repaid by Econometrics to the last registered holder of the Debenture on September 1, 2004. Interest accrues on the unpaid principal balance of the Debenture from September 30, 1999 at a rate of 8% per annum. Econometrics is not required to make an interest payment until September 1, 2000, at which time all accrued interest from September 30, 1999 through September 1, 2000 shall be paid. Commencing on December 1, 2000, interest shall be paid quarterly until the principal amount has been paid in full or the Debenture has been converted in full into Econometrics' common stock. Until the Debenture is paid in full, the Company has the right to convert up to the entire outstanding principal balance of the Debenture, plus accrued interest thereon, into shares of Econometrics' common stock at a conversion price of $.4315 per share, subject to adjustment. The conversion price was determined to provide the Company with 20% of the outstanding common stock of Econometrics as of September 30, 1999, on a fully diluted basis. Additionally, as a result of the transaction, the Company has two persons serving on the seven member Econometrics Board of Directors.

NOTE 6.
In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Complaint. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement in principle to settle the case was reached whereby the Company agreed to pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed. The Company recorded $210,000 related to this settlement under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expense related to the amount of the settlement was accrued by the Company in prior periods.

On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $88,000 in expense related to the settlement, including associated legal fees, under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expenses related to this settlement were accrued for in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. Ms. Murphy dismissed the lawsuit and retracted her allegations against the Company and Mr. Scherer.

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

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).
--------------------------------------
The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:


                                                           Three months ended                        Nine months ended
                                                              December 31,                              December 31,
                                                      --------------------------------         ---------------------------------
                                                         1999                  1998                1999                 1998
                                                      -----------          -----------         ------------          -----------
NET SALES:
   Waste Management Services Segment                  $ 3,923,000          $ 3,556,000          $11,324,000          $10,468,000
   Consumer Healthcare Products Segment                   297,000              163,000              985,000              682,000
                                                      -----------          -----------          -----------          -----------
        Company Totals                                $ 4,220,000          $ 3,719,000          $12,309,000          $11,150,000
                                                      ===========          ===========          ===========          ===========

OPERATING INCOME (LOSS):
   Waste Management Services Segment                 $    478,000         $    453,000          $ 1,336,000          $ 1,592,000
   Consumer Healthcare Products Segment                    86,000               21,000              346,000              177,000
   Corporate                                             (210,000)            (138,000)            (602,000)            (397,000)
                                                      -----------          -----------          -----------          -----------
        Company Totals                               $    354,000         $    336,000          $ 1,080,000          $ 1,372,000
                                                      ===========          ===========          ===========          ===========

The Company's net sales increased 13% to $4,220,000 for the third quarter of fiscal 2000 from $3,719,000 for the third quarter of fiscal 1999. The Company's operating income increased to $354,000 for the third quarter of fiscal 2000 from $336,000 for the third quarter of fiscal 1999. The Company's cost of goods sold increased to 62% of net sales for the quarter ended December 31, 1999 from 60% of net sales for the quarter ended December 31, 1998. Selling, general and administrative expenses decreased to 29% of net sales for the third quarter of fiscal 2000 from 31% for the third quarter of fiscal 1999.

The Company's net sales increased 10% to $12,309,000 for the nine months ended December 31, 1999 from $11,150,000 for the nine months ended December 31, 1998. The Company's operating income decreased to $1,080,000 for the first nine months of fiscal 2000 from $1,372,000 for the first nine months of fiscal 1999; however, the operating income for the nine months ended December 31, 1999 includes $298,000 in expense associated with the settlement of two lawsuits against the Company (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Cost of goods sold increased to 60% of net sales for the nine months ended December 31, 1999 from 58% of net sales for the nine months ended December 31, 1998. Selling, general and administrative expenses decreased to 29% of net sales for the nine months ended December 31, 1999 from 30% of net sales for the nine months ended December 31, 1998. The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 10% to $3,923,000 for the third quarter of fiscal 2000 from $3,556,000 for the third quarter of fiscal 1999. Bio Systems' net sales increased 8% to $11,324,000 for the nine months ended December 31, 1999 from $10,468,000 during the same period in fiscal 1999. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Bio Systems added nine new hospital contracts in the third quarter of fiscal 2000, and added a total of 21 new hospital contracts in the first nine months of fiscal 2000. It is expected that these 21 new hospital contracts, which have a term of at least one year, will contribute an aggregate of more than one million dollars in revenue during fiscal 2001. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices for its sharps disposal services with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers. In fiscal 1999, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $63,000 to $133,000 in the third quarter of fiscal 2000, as compared to $70,000 in the third quarter of fiscal 1999. For the nine months ended December 31, 1999, net sales for laboratory and surgical fluid waste increased 95% to $331,000 from $170,000 for the nine months ended December 31, 1998. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market although the market is relatively small compared to Bio Systems' core business of sharps disposal.

Bio Systems' operating income increased to $478,000 for the quarter ended December 31, 1999 from $453,000 for the quarter ended December 31, 1998. Bio Systems' cost of goods sold increased to 64% of its net sales for the third quarter of fiscal 2000 from 61% of its net sales for the third quarter of fiscal 1999. Starting in early fiscal 1998 and continuing through the current period, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers. Although Bio Systems continues to increase revenue through new hospital contracts, the pricing pressures discussed above combined with certain contract restrictions have hampered Bio Systems' ability to effectively absorb these costs and expenses as compared to prior periods. Bio Systems' operating payroll has also increased primarily due to the addition of personnel needed to service the new hospital accounts subsequent to installation. Additionally, Bio Systems' costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste discussed above. The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems' processing facility is not currently equipped to process these larger containers. In future periods, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that's not expected to be material to Bio Systems' results of operations. Primarily as a result of the increase in net sales, selling, general and administrative expenses decreased to 24% of net sales for the quarter ended December 31, 1999, from 26% for the quarter ended December 31, 1998.

Bio Systems' operating income decreased to $1,336,000 for the nine months ended December 31, 1999 from $1,592,000 for the nine months ended December 31, 1998; however, the nine months ended December 31, 1999 includes $210,000 in expense associated with the settlement of a lawsuit (see Note 6 of Notes to Consolidated Financial Statements included elsewhere herein). Primarily due to the reasons discussed above, cost of goods sold increased to 62% of net sales for the nine months ended December 31, 1999 from 59% for the same period in fiscal 1999. Selling, general and administrative expenses decreased to 25% of net sales for the first nine months of fiscal 2000 from 26% for the first nine months of fiscal 1999.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 82% to $297,000 for the third quarter of fiscal 2000 from $163,000 during the same period in fiscal 1999. Scherer Labs' net sales increased 44% to $985,000 for the nine months ended December 31, 1999 from $682,000 for the nine months ended December 31, 1998. In the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its sales orders for Scherer Labs' two core products which severely impacted Scherer Labs' operating results. In early fiscal 2000, Scherer Labs regained a significant portion of its lost sales volume with this customer. As a result, Scherer Labs' had a 55% increase in sales orders for its topical analgesic product that provides relief from insect bites and a 36% increase in sales orders for its earwax removal products for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998.

As a result of the increase in net sales, Scherer Labs' operating income increased to $86,000 for the third quarter of fiscal 2000 from $21,000 for the third quarter of fiscal 1999 and increased 95% to $346,000 for the nine months ended December 31, 1999 from $177,000 for the nine months ended December 31, 1998.

CORPORATE

The Company's operating expenses in the Corporate Segment increased to $210,000 for the quarter ended December 31, 1999 from $138,000 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, operating expenses in the Corporate Segment increased to $602,000 from $397,000 for the same period in fiscal 1999. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. Effective April 1, 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. Prior to April 1999, the Company did not provide salary compensation for Mr. Scherer's services. Additionally, for the nine months ended December 31, 1999, the Company recorded $88,000 in expense, including associated legal fees, related to the settlement of a lawsuit against the Company (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). The Company does not allocate any revenues to the Corporate level.

OTHER INCOME.
-------------
Primarily as a result of the interest income associated with the investment in Econometrics, Inc., the Company's interest income increased to $199,000 for the third quarter of fiscal 2000 from $174,000 for the third quarter of fiscal 1999 and increased to $543,000 for the nine months ended December 31, 1999 from $524,000 for the nine months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $1,892,000 at December 31, 1999, a decrease of $3,541,000 from March 31, 1999. However, in April 1999, the Company invested, using cash on hand, $1,919,000 in long-term high-grade marketable securities resulting in a reduction in cash and cash equivalents. Additionally, in October 1999, the Company invested $2,000,000 using cash on hand in Econometrics, Inc. (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). With the investment in marketable securities in April 1999, the balance, at fair market value, of the Company's long-term investments was $9,660,000 at December 31, 1999, as compared to $8,914,000 at March 31, 1999. As a result of the investment in marketable securities in April 1999 and the investment in Econometrics in October 1999, the Company's working capital decreased to $4,058,000 at December 31, 1999 from $6,763,000 at March 31, 1999. The Company's long-term debt decreased to $241,000 at December 31, 1999 from $351,000 at March 31, 1999. The primary reasons for these changes are discussed below.

CASH FLOW FROM OPERATING ACTIVITIES.
------------------------------------
The Company's cash provided by operating activities from continuing operations totaled $1,471,000 for the first nine months of fiscal 2000, as compared to $2,054,000 for the first nine months of fiscal 1999. Primarily due to the cash payment of $325,000 for the settlement of a lawsuit, Bio Systems' cash provided from operating activities decreased to $861,000 for the first nine months of fiscal 2000 from $1,186,000 for the first nine months of fiscal 1999. As a result of the increase in its net sales, Scherer Labs' cash provided from operating activities increased to $269,000 for the nine months ended December 31, 1999 from $151,000 for the nine months ended December 31, 1998. The cash provided by operations at the corporate level decreased to $341,000 for the nine months ended December 31, 1999 from $717,000 for the same period in fiscal 1999. The decrease is primarily due to timing of working capital items combined with the $140,000 cash payment for the settlement of a lawsuit against the Company.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.
---------------------------------------------------
The Company's investing activities used cash of $4,848,000 for the nine months ended December 31, 1999, as compared to a use of cash of $815,000 for the nine months ended December 31, 1998. In April 1999, the Company increased its investment in marketable securities by $1,919,000 when it made an additional investment in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years (see Note 4 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein). On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics Inc. in the form of a five-year convertible debenture (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein).

Cash used for financing activities decreased slightly to $109,000 for the nine months ended December 31, 1999 from $136,000 for the nine months ended December 31, 1998.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand including possible investment and acquisition opportunities.

YEAR 2000 ISSUES.
-----------------
Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. The Company has developed a plan to modify its information technology for the year 2000 and during fiscal 1999 began replacing critical data processing systems at its corporate headquarters as well as at Bio Systems. The Company completed its conversion to the new equipment and software at its corporate headquarters in fiscal 1999 and Bio Systems completed its conversion in the second quarter of fiscal 2000. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. As of December 31, 1999, the Company incurred approximately $75,000 in replacing and converting the Company's data processing systems.

The Company believes that its most reasonably likely worst case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and suppliers of materials. Similarly, the failure of the Company's hospital and other healthcare provider customers to be year 2000 compliant could have an adverse impact on the Company. While the Company has taken steps that it believes to be reasonable and prudent to assess the year 2000 readiness of third parties with whom the Company does business, the failure of any of these third parties to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. Readers are cautioned that forward-looking statements contained in this year 2000 update should be read in conjunction with the Company's disclosures regarding forward looking statements.

To date, the Company has not experienced any material adverse effects as a result of year 2000 issues.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

         In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's fourth amended complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Complaint. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement in principle to settle the case was reached whereby the Company agreed to pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

         EXHIBIT NO.                                    DESCRIPTION
         -----------                                    -----------
             27                                    Financial Data Schedule

         (b) Reports on Form 8-K.

             On October 15, 1999, the Company filed a Current Report on Form 8-K with respect to an investment in Econometrics, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCHERER HEALTHCARE, INC.
                                       (Registrant)

Date:   February 14, 2000              /s/ Robert P. Scherer, Jr.
                                       --------------------------
                                       Robert P. Scherer, Jr.
                                       Chairman, Chief Executive Officer and President


Date:   February 14, 2000              /s/ Gary W. Ruffcorn
                                       --------------------
                                       Gary W. Ruffcorn
                                       Vice President and Chief Financial Officer

                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

             The following exhibit is being filed with this report.

Exhibit                                                           Page
Number                      Description                          Number
------            ------------------------------                 ------

  27                  Financial Data Schedule                      17
                  (included only in EDGAR filing)
