Form 10-K
period 2000-03-31
SCHERER HEALTHCARE INC
filed 2000-06-29
CIK 703598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                          COMMISSION FILE NO. 0-10552

                            ------------------------

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

                             Yes /X/        No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant on June 15, 2000 was $6,549,686. There were 4,337,751 Shares of Common Stock outstanding on June 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Parts I and III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHERER HEALTHCARE, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

ITEM                                                                    PAGE
NUMBER                                                                 NUMBER
------                                                                --------
                                    PART I

 1.     Business....................................................      3

 2.     Properties..................................................      9

 3.     Legal Proceedings...........................................      9

 4.     Submission of Matters to a Vote of Security Holders.........     10

 4a.    Executive Officers of the Registrant........................     10

                                   PART II

 5.     Market for Registrant's Common Equity and Related
        Stockholder Matters.........................................     12

 6.     Selected Financial Data.....................................     12

 7.     Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................     13

 7a.    Quantitative and Qualitative Disclosures About Market
        Risk........................................................     18

 8.     Financial Statements and Supplementary Data.................     18

 9.     Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure....................................     18

                                   PART III

10.     Directors and Executive Officers of the Registrant..........     19

11.     Executive Compensation......................................     19

12.     Security Ownership of Certain Beneficial Owners and
        Management..................................................     19

13.     Certain Relationships and Related Transactions..............     19

                                   PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form
        8-K.........................................................     20

        SIGNATURES..................................................     21

        INDEX OF EXHIBITS...........................................

                            SCHERER HEALTHCARE, INC.
                                   FORM 10-K
                                     PART I

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

ITEM 1. BUSINESS

OVERVIEW

    Scherer Healthcare, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 18, 1981, as the successor to Aloe Creme Laboratories, Inc., incorporated on February 7, 1953. The Company's Common Stock is listed on The Nasdaq National Market under the symbol "SCHR".

    The Company, through its subsidiaries, operates in two business segments. The Company's Waste Management Services Segment assists hospitals, clinics, doctors, and other health care facilities with the control and disposal of sharp-edged medical waste such as scalpels, syringes, and needles. The Consumer Healthcare Products Segment distributes brand name and generic over-the-counter health care products. At March 31, 2000, the following wholly-owned subsidiaries operated within the Company's two business segments:

    WASTE MANAGEMENT SERVICES SEGMENT:

    (a) Bio Systems Partners, a Georgia partnership.

    (b) BioWaste Systems, Inc., a Georgia corporation.

    (c) Medical Waste Systems, Inc., a Delaware corporation.

    CONSUMER HEALTHCARE PRODUCTS SEGMENT:

    Scherer Laboratories Inc., a Texas corporation.

    As used herein, the term "Company" includes Scherer Healthcare, Inc. and, where appropriate, its subsidiaries.

FINANCIAL INFORMATION RELATING TO SEGMENT OPERATIONS

    Set forth below is certain financial information with respect to each of the Company's operating segments.

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net Sales:
  Waste Management Services Segment.........................  $15,435    $14,123    $12,567
  Consumer Healthcare Products Segment......................    1,353        872      1,286
                                                              -------    -------    -------
    Total...................................................  $16,788    $14,995    $13,853
                                                              =======    =======    =======
Operating Income (Loss) from Continuing Operations:
  Waste Management Services Segment.........................  $ 1,656    $ 1,907    $ 1,603
  Consumer Healthcare Products Segment......................      460        215        543
  Corporate.................................................     (698)      (496)    (1,112)
                                                              -------    -------    -------
    Total...................................................  $ 1,418    $ 1,626    $ 1,034
                                                              =======    =======    =======
Identifiable Assets:
  Waste Management Services Segment.........................  $12,707    $11,821    $10,945
  Consumer Healthcare Products Segment......................      228        115        157
  Corporate (a).............................................   15,778     16,041     14,690
                                                              -------    -------    -------
    Total...................................................  $28,713    $27,977    $25,792
                                                              =======    =======    =======
Depreciation Expense:
  Waste Management Services Segment.........................  $ 1,069    $ 1,016    $   886
  Consumer Healthcare Products Segment......................        3          2          1
  Corporate.................................................       45         42         29
                                                              -------    -------    -------
    Total...................................................  $ 1,117    $ 1,060    $   916
                                                              =======    =======    =======
Capital Expenditures:
  Waste Management Services Segment.........................  $ 1,344    $ 1,105    $ 1,228
  Consumer Healthcare Products Segment......................        3          4         --
  Corporate.................................................       28         24        113
                                                              -------    -------    -------
    Total...................................................  $ 1,375    $ 1,133    $ 1,341
                                                              =======    =======    =======

------------------------

(a) Amount includes net assets of discontinued operations of $399,000, $326,000, and $188,000 in fiscal years 2000, 1999, and 1998, respectively.

    The Company recorded interest income of $738,000, $687,000, and $521,000 for fiscal years 2000, 1999, and 1998, respectively. Additionally, the Company recorded interest expense of $52,000 in fiscal year 1998. The Company records interest income and interest expense at the Corporate level.

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

    Bio Systems maintains a fleet of licensed trucks and trailers to transport medical waste to its processing facility, where the waste is sterilized, pulverized and made available for recycling or disposal via landfill or incineration. Bio System's medical waste processing operations are located at its processing facility in Farmingdale, New York. Bio Systems uses its facility located near Philadelphia, Pennsylvania to assemble, manage and store its reusable medical waste containers. Bio Systems also operates a transfer station in Haverhill, Massachusetts.

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

    CUSTOMERS. Bio Systems' customers include hospitals, nursing homes, medical clinics, physicians and laboratories. Services to hospitals are typically provided under contracts with a term of at least one year. As of March 31, 2000, Bio Systems had contracts with 245 hospitals including agreements with the Greater New York Hospital Association, New Jersey Hospital Association, and seven of the largest hospital networks in the Northeast. Additionally, Bio Systems provides medical services to over 3,500 small quantity generators, including medical clinics, laboratories, and physicians' offices.

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

    EMPLOYEES. At March 31, 2000, Bio Systems had 162 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 64% of Bio Systems' employees. Bio Systems entered into a new three-year collective bargaining agreement in June 1999 with the union for its New York employees and a new three-year agreement in October 1999 with the union for its Pennsylvania employees. In April 1999, Bio Systems received notice that approximately 10 employees at its transfer facility in Haverhill, Massachusetts are now represented by a union. A collective bargaining agreement covering the Massachusetts employees has not been ratified. Negotiations are continuing with the help of a mediator. Management considers its employee relations to be good.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    OVERVIEW. In 1981, the Company acquired Scherer Laboratories, Inc. ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs markets brand name and generic over-the-counter drugs. These products are primarily used for treatment of colds and coughs, eye and ear irritations and insect bites. Scherer Labs' products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 1.5% of total annual sales.

    Scherer Labs shares office and warehouse space with the Company at the Company's corporate headquarters in Atlanta, Georgia and has a sales and marketing office located in Dallas, Texas. At March 31, 2000, Scherer Labs had two full-time employees. One employee, who works from the Dallas, Texas office, administers all sales, marketing, and purchasing. The other employee, who works from the Atlanta, Georgia facility, administers all customer service, warehouse and distribution functions and also performs certain accounting functions, including order processing, accounts receivable, and inventory control.

    SEASONALITY. The sales of most of Scherer Labs' products are evenly distributed throughout the year. However, the majority of three of Scherer Labs' products are purchased by consumers during the summer months. As a result of this seasonal activity, approximately 33% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

    CUSTOMERS. Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers located in the Southwest region of the United States with approximately 35% of sales to retail outlets located in other areas of the country. Sales to Wal-Mart Stores, Inc. represented approximately 50%, 37% and 60% of total sales in fiscal 2000, 1999 and 1998, respectively. These sales were through McKesson HBOC, Wal-Mart's primary wholesaler, and account for over 80% of McKesson HBOC's total purchases from Scherer Labs. The loss of Wal-Mart's business would have a material adverse effect on Scherer Labs' ability to continue to operate profitably. In total, sales to McKessen HBOC represent approximately 68% of Scherer Labs' total sales. In fiscal 2000 and 1999, sales to Albertsons, Inc. represented approximately 10% and 13% of Scherer Labs' total sales, respectively. Prior to fiscal 1999, sales to Albertsons did not account for more than 10% of Scherer Labs total sales.

    COMPETITION. Scherer Labs' products are subject to competition from national, regional, and store brands of similar or identical formulations. Emphasis is placed on Scherer Labs' long history, product quality and pricing at or near the pricing levels of generic products. Marketing activities focus on in-store price specials and other promotional allowances.

    REGULATION. Scherer Labs' products are regulated by the U.S. Food and Drug Administration. Also, licensing and product registration is required by certain states where product sales occur and are renewed annually. There have been no government inspections of Scherer Labs in the last three years and there are no pending matters between Scherer Labs and any federal, state or local governmental regulatory agency.

DISCONTINUED MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

    The operations of Marquest Medical Products, Inc. ("Marquest") and Scherer Healthcare, Ltd. ("Scherer Ltd.") previously were included in the Company's Medical Device and Surgical/Safety Disposables Segment. The assets and businesses of Scherer Ltd., a limited partnership that was 65% owned by the Company, were sold in two separate transactions in October 1995 and October 1996. In July 1997, the Company and Marquest, which was a majority owned subsidiary of the Company, completed certain transactions with Vital
Signs, Inc. ("VSI") whereby Marquest became a wholly-owned subsidiary of VSI. Effective with the sale of Marquest to VSI, the operations of the Medical Device and Surgical/Safety Segment have been accounted for as a discontinued segment. Set forth below is information regarding Marquest and Scherer Ltd. and the transactions discussed above.

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

RECENT TRANSACTIONS

    On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics, Inc., a database marketing company based in Chicago, Illinois that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year convertible debenture, dated as of September 30, 1999 (the "Debenture"), in the principal sum of $2,000,000, to be repaid by Econometrics to the last registered holder of the Debenture on September 1, 2004. Interest accrues on the unpaid principal balance of the Debenture from September 30, 1999 at a rate of 8% per annum. Econometrics is not required to make an interest payment until September 1, 2000, at which time all accrued interest from September 30, 1999 through September 1, 2000 shall be paid. Commencing on December 1, 2000, interest shall be paid quarterly until the principal amount has been paid in full or the Debenture has been converted in full into Econometrics' common stock. Until the Debenture is paid in full, the Company has the right to convert up to the entire outstanding principal balance of the Debenture, plus accrued interest thereon, into shares Econometrics' common stock at a conversion price of $.4315 per share, subject to adjustment. The conversion price was determined to provide the Company with 20% of the outstanding common stock of Econometrics as of September 30, 1999, on a fully diluted basis. Additionally, as a result of the transaction, the Company has two persons serving on the seven member Econometrics Board of Directors.

ITEM 2. PROPERTIES

    The Company's major facilities follow:

    WASTE MANAGEMENT SERVICES SEGMENT:

        Bio Systems Partners

           Farmingdale, New York--17,000 square foot facility leased by Bio
               Systems Partners which includes 3,000 square feet of administrative office space and 14,000 square feet of space housing Bio Systems' medical waste processing operations.

        Medical Waste Systems, Inc.

           Warminster, Pennsylvania--11,900 square foot facility leased by Medical Waste Systems, Inc. which includes 1,900 square feet of administrative office space and 10,000 square feet of warehouse and storage space.

           Haverhill, Massachusetts--4,000 square foot transfer station leased by Medical Waste Systems, Inc.

    CONSUMER HEALTHCARE PRODUCTS SEGMENT:

        Scherer Laboratories, Inc.

           Plano, Texas--300 square foot facility leased by Scherer Labs and used as a sales office.

    CORPORATE SEGMENT:

        Scherer Healthcare, Inc.

           Atlanta, Georgia--2,100 square feet of leased office space.

           Atlanta, Georgia--5,300 square feet of leased office and warehouse space. The warehouse space is used by Scherer Laboratories, Inc.

        Biofor, Inc.

           Waverly, Pennsylvania--30,000 square foot building owned by Biofor.
               This facility currently is not used.

    The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

    In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med-X of an alleged employment contract between Mr. Kovar and Med X. On
March 13, 1992, the Company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the court of Common Pleas of Buck County, Pennsylvania ("Scherer Compliant"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Compliant. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, the parties agreed in principle to a settlement in which the Company would pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed. The Company recorded $210,000 related to this settlement under litigation expense in fiscal 2000. The balance of the expense related to the amount of the settlement was accrued by the Company in prior periods.

    On August 28, 1998, Amy Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company that it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta, Division, against the Company and
Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $88,000 in expense related to the settlement, including associated legal fees, under litigation expense in fiscal 2000. The balance of the expenses related to this settlement were accrued in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of common stock of the Company for $3.50 per share. Ms. Murphy withdrew the lawsuit and retracted her allegations against the Company and Mr. Scherer.

    The Company is a party to certain other legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effects on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to security holders for vote during the quarter ended March 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

    The names, ages at June 1, 2000, and current positions of the Company's current executive officers and by each person who served as an officer at December 31, 2000. are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

NAME AND AGE                           POSITIONS WITH THE COMPANY
------------                           ------------------------------------------------------------
Robert P. Scherer, Jr., 67             Director of the Company since 1977; Chairman of the Board of
                                       Directors and Chief Executive Officer of the Company since
                                       February 1995; President of the Company since May 1998. A
                                       Director, executive officer and controlling stockholder of
                                       RPS Investments, Inc. since its formation.

Gary Ruffcorn, 38                      Former Vice President, Chief Financial Officer, and
                                       Assistant Secretary of the company from September 1997 until
                                       March 2000. Director of Finance and Accounting of the
                                       Company from April 1995 to September 1997; Principal
                                       Financial and Accounting Officer of the Company from August
                                       1995 to September 1997. Prior to joining the Company, Mr.
                                       Ruffcorn held various accounting positions with Ogden
                                       Projects, Inc., including Assistant Controller/ Director of
                                       Accounting, from March 1988 to March 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

    At March 31, 2000, there were approximately 1,941 shareholders of record of the Company's common stock. The Company's common stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:

                                                  FISCAL 2000           FISCAL 1999
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First Quarter...............................   $4.250     $2.750     $5.063     $3.250
Second Quarter..............................    4.375      2.875      4.125      2.625
Third Quarter...............................    3.625      2.375      5.000      2.500
Fourth Quarter..............................    4.000      2.875      4.500      3.500

    On June 23, 2000, the closing price of the Common Stock was $3.438.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 2000, are derived from the audited consolidated financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of the Company as of March 31, 2000 and 1999, and for each of the years in the three year period ended March 31, 2000, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                   --------   --------   --------   --------   --------
Net sales.......................................   $16,788    $14,995    $13,853    $13,112    $11,858
Cost of goods sold..............................   $10,249    $ 8,796    $ 8,008    $ 7,633    $ 6,716
Selling, general and administrative expenses....   $ 4,823    $ 4,406    $ 4,811    $ 4,961    $ 4,906
Litigation settlements..........................   $   298    $   167         --         --         --
Operating income................................   $ 1,418    $ 1,626    $ 1,034    $   518    $   236
Other income (expense), net.....................   $   830    $   772    $   491    $   (68)   $  (200)
Income from continuing operations...............   $ 2,248    $ 2,398    $ 1,525    $   446    $   214
Income from continuing operations per share
  basic.........................................   $  0.47    $  0.54    $  0.35    $  0.10    $  0.05
Income from continuing operations per share
  diluted.......................................   $  0.45    $  0.51    $  0.33    $  0.10    $  0.05
Gain (loss) from discontinued operations........        --         --    $ 4,497    $  (707)   $ 1,534
Net income (loss)...............................   $ 2,046    $ 2,321    $ 6,001    $  (261)   $ 1,748
Net income (loss) per share--basic..............   $  0.47    $  0.54    $  1.39    $ (0.06)   $  0.41
Net income (loss) per share--diluted............   $  0.45    $  0.51    $  1.32    $ (0.06)   $  0.40
Average shares outstanding--basic...............     4,336      4,330      4,314      4,302      4,277
Average shares outstanding--diluted.............     4,548      4,566      4,530      4,418      4,418
Total assets....................................   $28,713    $27,977    $25,792    $21,370    $21,298
Total long-term liabilities.....................   $   438    $   729    $ 1,011    $ 2,371    $   648
Stockholders' equity............................   $25,363    $24,268    $21,916    $15,963    $16,174
Cash dividends..................................        --         --         --         --         --

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

RESULTS OF OPERATIONS

    NET SALES AND OPERATING INCOME (LOSS). The following table sets forth the net sales and operating income (loss) for each segment of the Company's business for the last three fiscal years:

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
NET SALES:
Waste Management Services Segment................  $15,435    $14,123    $12,567
Consumer Healthcare Products Segment.............    1,353        872      1,286
                                                   -------    -------    -------
  Company Totals.................................  $16,788    $14,995    $13,853
                                                   =======    =======    =======
OPERATING INCOME (LOSS):
Waste Management Services Segment................  $ 1,656    $ 1,907    $ 1,603
Consumer Healthcare Products Segment.............      460        215        543
Corporate........................................     (698)      (496)    (1,112)
                                                   -------    -------    -------
  Company Totals.................................  $ 1,418    $ 1,626    $ 1,034
                                                   =======    =======    =======

FISCAL 2000 VS. FISCAL 1999

    The Company's net sales increased by 12% to $16,788,000 in fiscal 2000 from $14,995,000 in fiscal 1999. The Company's operating income decreased 13% to $1,418,000 in fiscal 2000 from $1,626,000 in fiscal 1999. The Company's cost of goods sold increased to 61% of net sales in fiscal 2000 from 59% of net sales in fiscal 1999. Selling, general and administrative expenses including litigation settlements was unchanged at 31% of net sales, in both fiscal 2000 and fiscal 1999.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems, increased 9% to $15,435,000 in fiscal 2000 from $14,123,000 in fiscal 1999. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Due to cost pressures, hospitals continue to be receptive to out-sourcing certain services such as sharps management. Additionally, the recent trend toward the formation of hospital networks and Bio Systems' success in marketing its services to these networks has enhanced Bio Systems' sales and market share growth. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers.

    Bio Systems' operating income decreased 13% to $1,656,000 in fiscal 2000 from $1,907,000 in fiscal 1999. Bio Systems' cost of goods sold increased to 63% of its net sales in fiscal 2000, from 59% of net sales in fiscal 1999. Selling, general and administrative expenses as a percentage of Bio Systems' net sales was unchanged at 24% in both fiscal 2000 and fiscal 1999. Starting in early fiscal 1998 and continuing through fiscal 2000, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses with respect to those accounts. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the addition of personnel and medical waste transportation vehicles needed to service the new hospital accounts. As a result of the increase in net sales, Bio Systems has had better absorption of the costs and expenses associated with the new account installations and service in fiscal 2000 compared to prior years.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for Scherer Labs, which operates in the Company's Consumer Healthcare Products Segment, increased 55% to $1,353,000 in fiscal 2000 from $872,000 in fiscal 1999. The increase in Scherer Labs' net sales is due primarily to the following factors: (i) the general increase in the level of business in fiscal year 2000 and (ii) a new contract with Wal-Mart. Through McKesson, its primary distributor, Scherer Labs began selling the ERO ear wax removal system to Wal-Mart in the first quarter of fiscal 2000. Sales of this product to Wal-Mart during the year were approximately $490,000 or 36% of gross sales for the year.

    As a result of the increase in net sales, Scherer Labs' operating income increased 114% to $460,000 in fiscal 2000 from $215,000 in fiscal 1999. Scherer Labs' cost of goods sold increased slightly to 39% of its net sales in fiscal 2000 from 38% in fiscal 1999 and its selling, general and administrative expenses decreased to 27% of net sales in fiscal 2000 from 37% in fiscal 1999.

CORPORATE

    The Company's operating expenses at the corporate level increased to $698,000 in fiscal 2000 from $496,000 in fiscal 1999. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. Payroll expense at the Corporate level decreased in fiscal 1999, as compared to fiscal 1998. These payroll reductions will be offset in fiscal 2000 because as of April 1, 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. In fiscal 1999 and in prior years, the Company did not pay Mr. Scherer any salary or other compensation for his services. The Company also accrued expenses of $88,000 in fiscal 2000 to settle a lawsuit that was pending at the end of fiscal 1999.

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

    Set forth below is a discussion of the results of operations of each of the Company's business segments for fiscal 1999 compared to fiscal 1998.

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

    Bio Systems' operating income increased 19% to $1,907,000 in fiscal 1999 from $1,603,000 in fiscal 1998. Bio Systems' cost of goods sold were 60% of its net sales, which was unchanged compared to fiscal 1998. Selling, general and administrative expenses as a percentage of Bio Systems' net sales were all unchanged at 27% of net sales in both fiscal 1999 and fiscal 1998. Starting in early fiscal 1998 and continuing through fiscal 1999, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the additions of personnel and medical waste transportation vehicles needed to service the new hospital accounts. As a result of the increase in net sales, Bio Systems has had better absorption of the costs and expenses associated with the new account installations and service in fiscal 1999 compared to prior years. In early fiscal 1999, Bio Systems was notified by the local taxing authority for its New York processing facility that in previous years it had been billed at an incorrect real estate tax rate. Because of this billing error, it was determined that Bio Systems owed approximately $86,000 in real estate taxes which were to be paid over a one year period. Bio Systems' bad debt expense increased approximately $53,000 to $114,000 in fiscal 1999 compared with $61,000 in fiscal 1998 primarily due to the bankruptcy of a hospital network in the fourth quarter of fiscal 1999. These increases were partially offset by a decrease in certain administrative costs and expenses such as business liability insurance.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for Scherer Labs, which operates in the Company's Consumer Healthcare Products Segment, decreased 32% to $872,000 in fiscal 1999 from $1,286,000 in fiscal 1998. The decrease in Scherer Labs' net sales is due primarily to the following factors: (i) during the first quarter of fiscal 1999, Scherer Labs' largest customer reduced its buying volume for Scherer Labs' two core products which resulted in a significant decrease in sales orders for these products that continued throughout the year; (ii) increased competition for Scherer Labs' largest volume product; and (iii) as a result of industry consolidation, some of Scherer Labs' other customers have either significantly decreased or discontinued their sales order for Scherer Labs' products. Although Scherer Labs has taken action to regain the lost sales, there can by no assurance that Scherer Labs will be able to return its sales volume to prior levels.

    As a result of the decrease in net sales, Scherer Labs' operating income decreased 60% to $215,000 in fiscal 1999 from $543,000 in fiscal 1998. Additionally, as a result of the decrease in net sales, Scherer Labs, cost of goods sold increased to 38% of its net sales in fiscal 1999 from 33% in fiscal 1998 and its selling, general and administrative expenses increased to 37% of net sales in fiscal 1999 from 25% in fiscal 1998. Scherer Labs slightly reduced its warehouse and distribution costs and expenses when it began performing all of its inventory and shipping functions internally in warehouse space leased in one of the Company's Atlanta Georgia facilities. Previously, these functions were performed on a contract basis with a public warehouse Dallas, Texas.

CORPORATE

    The Company's operating expenses in the Corporate Segment decreased to $496,000 in fiscal 1999 from $1,112,000 in fiscal 1998. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. In February 1998, the Company relocated its Corporate headquarters to another location in Atlanta, Georgia and as a result reduced its rent expense by $228,000 in fiscal 1999, as compared to fiscal 1998. The Company reduced its legal fees in the Corporate Segment by $118,000 in fiscal 1999, compared to fiscal 1998. These payroll reductions will be offset in fiscal 2000 because as of April 1, 1999, the company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. In fiscal 1999 and in prior years, the Company did not pay Mr. Scherer any salary or other compensation for his services. The functions and responsibilities of the personnel that left the Corporate office have either been absorbed by the remaining Corporate office staff or have been out-sources. The expenses associated with the out-sourcing of certain professional functions has partially offset the savings from the reductions of the Corporate office staff. The Company does not allocate any revenues to the Corporate Segment.

    OTHER INCOME (EXPENSE). The Company recorded interest income of $738,000, $687,000, and $521,000 in fiscal 2000, 1999, and 1998, respectively. The significant increase in interest income in fiscal 2000 and 1999 is a result of the investment, principally in marketable securities (see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein), of the net proceeds received from the Marquest Transactions in July 1997.

    The Company recorded interest expense of $52,000 in fiscal 1998 and did not record any interest expense in fiscal 2000 or 1999. The decrease in interest expense is a result of the repayment of the outstanding principal balance on a note payable to the adult children of an affiliate of the Company in July 1997. The Company used a portion of the proceeds from the Marquest Transactions to repay in full the note payable.

    INCOME TAXES. The Company recorded an income tax provision of $202,000, $77,000 and $21,000 in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000 and in prior years, the Company utilized tax loss carryforwards and reduced its valuation allowance accordingly. Additionally, in fiscal 2000 and in prior years, the Company significantly increased its valuation allowance against its deferred tax assets mainly related to the tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $1,689,000 at March 31, 2000, a decrease of $3,744,000 from March 31, 1999. In April 1999, the Company invested $1,906,000 in long-term high-grade marketable securities resulting in a reduction in cash equivalents. Additionally, in October 1999, the Company invested $2,000,000 using cash on hand in Econometrics, Inc. (see Note 4 of Notes to Consolidated Financial Statements included elsewhere herein). With the investment in marketable securities in April 1999, the balance, at fair market value, of the Company's long-term investments was $9,927,000 at March 31, 2000, as compared to $8,914,000 at March 31, 1999. As a result of the investment in marketable securities in April 1999 and the investment in Econometrics in October 1999, the Company's working capital decreased to $4,056,000 at March 31, 2000 from $6,763,000 at March 31, 1999. The Company's long-term debt decreased to $288,000 at March 31, 2000 from $351,000 at March 31, 1999. The primary reasons for these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES.

    The Company's cash provided by operating activities from continuing operations totaled $2,054,000 for fiscal 2000, as compared to $2,695,000 for fiscal 1999. Primarily due to the cash payment of $325,000 for the settlement of a lawsuit, Bio Systems' cash provided from operating activities decreased to $1,210,000 for fiscal 2000 from $1,595,000 for fiscal 1999. As a result of the increase in its net sales, Scherer Labs' cash provided from operating activities increased to $340,000 for fiscal 2000 from

$188,000 for fiscal 1999. The cash provided by operations at the corporate level increased to $916,000 for fiscal 2000 from $912,000 for the same period in fiscal 1999.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.

    The Company's investing activities used cash of $5,632,000 and $3,833,000 in fiscal 2000 and 1999, respectively, as compared to fiscal 1998 where the Company's investing activities provided cash of $1,721,000. Fiscal 1998 includes the net proceeds received by the Company from the sale of Marquest to VSI in July 1997. The aggregate proceeds received by the Company from the transaction, net of costs, was $11,296,000 and the cash held by Marquest at the time of the transaction was $1,023,000. During the third quarter of fiscal 1998, the Company invested $6,303,000 of the proceeds received from the sale of Marquest in long-term high-grade marketable securities. In April 1999, the Company increased its investment in marketable securities by $1,906,000 when it made an additional investment in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years (see Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein). On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics Inc. in the form of a five-year convertible debenture (see Note 4 of Notes to Consolidated Financial Statements included elsewhere within).

    As a result of the growth in business, Bio Systems made capital expenditures for equipment and containers of $1,344,000, $1,105,000, and $1,228,000 in fiscal 2000, 1999 and 1998, respectively.

    Cash used for the Company's financing activities was $93,000, $159,000, and $1,924,000 in fiscal 2000, 1999, and 1998, respectively. In July 1997, the Company used a portion of the proceeds from the sale of Marquest to repay in full the principal balance of $1,867,000 on a note payable to the adult children of an affiliate of the Company.

    Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company is evaluating its long-term options with regard to the use of its remaining cash on hand.

YEAR 2000 ISSUES.

    Like many other companies, the year 2000 computer issue created risks for the Company. If internal systems did not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. The Company completed its conversion to the new equipment and software at its corporate headquarters in fiscal 1999 and Bio Systems completed its conversion in the second quarter of fiscal 2000. The third party vendors that supplied the new hardware and software have informed the Company that the new systems and software are year 2000 compliant. To date there have been no year 2000 related problems with the computer systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are set forth on pages F-3 through F-21 of this report. The reporting of selected quarterly financial data specified by Item 302 of Regulation S-K is not required for the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report. Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 2000, all filing requirements applicable to its directors and executive officers were complied with in a timely manner. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

 10.1(a) Property Lease between Bio Systems Partners and Flushing Operating
         Corp. for 210 Sherwood Avenue, Farmingdale, New York, and Addendum (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

     (b) Property Lease between Bio Systems Partners and Owners of 210 Sherwood Avenue for 210 Sherwood Avenue, Farmingdale, New York (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999).

    10.2 Property Lease between Med X Services of PA, Inc. and successors and Mark Hankin and Hamnar Associates XVII for 380 Constance Drive, Warminster, Pennsylvania, and Addendum (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

      21 Subsidiaries of Registrant--filed herewith.

      27 Financial Data Schedule (included only in EDGAR filing)

    99.1 Robert Scherer Inducement Agreement dated March 14, 1997 by Robert P. Scherer, Jr. to Vital Signs, Inc. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 21, 1997)

(B) REPORTS ON FORM 8-K.

    The following Current Reports on form 8-K were filed by the Company during the quarter ended March 31, 2000:

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2000.

                                                       SCHERER HEALTHCARE, INC.

                                                       By:          /s/ ROBERT P. SCHERER, JR.
                                                            -----------------------------------------
                                                                      Robert P. Scherer, Jr.
                                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                                                            PRESIDENT

    KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints Robert P. Scherer, Jr. and Norman S. Marinoff, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Scherer Healthcare, Inc. for the fiscal year ended March 31, 2000, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2000.

SIGNATURE                                              TITLE
---------                                              -----
             /s/ ROBERT P. SCHERER, JR.                Chairman of the Board,
     -------------------------------------------         Director, Chief Executive
               Robert P. Scherer, Jr.                    Officer, and President

               /s/ NORMAN S. MARINOFF
     -------------------------------------------       Acting Chief Financial
                 Norman S. Marinoff                      Officer

               /s/ STEPHEN LUKAS, SR.
     -------------------------------------------       Director
                 Stephen Lukas, Sr.

              /s/ KENNETH H. ROBERTSON
     -------------------------------------------       Director
                Kenneth H. Robertson

               /s/ WILLIAM J. THOMPSON
     -------------------------------------------       Director
                 William J. Thompson

                            SCHERER HEALTHCARE, INC.

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets--March 31, 2000 and 1999........    F-3

Consolidated Statements of Operations--Years Ended March 31,
  2000, 1999 and 1998.......................................    F-4

Consolidated Statements of Stockholders' Equity--Years Ended
  March 31, 2000, 1999 and 1998.............................    F-5

Consolidated Statements of Cash Flows--Years Ended March 31,
  2000, 1999 and 1998.......................................    F-6

Notes to Consolidated Financial Statements..................    F-7

The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to
  Item 14(a)(2):

Schedule II--Valuation and Qualifying Accounts..............    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Scherer Healthcare, Inc.

    We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                        Arthur Andersen LLP

Atlanta, Georgia
June 2, 2000

                            SCHERER HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 1,689,000   $ 5,433,000
  Accounts receivable, less allowance for doubtful accounts
    of $257,000 in 2000 and $293,000 in 1999................    4,442,000     3,613,000
  Interest Receivable.......................................      248,000       108,000
  Current maturities of notes receivable....................           --       174,000
  Inventories...............................................      374,000       200,000
  Prepaid and other.........................................      215,000       215,000
                                                              -----------   -----------
    Total current assets....................................    6,968,000     9,743,000
                                                              -----------   -----------
PROPERTY AND EQUIPMENT......................................    8,670,000     7,786,000
  Less accumulated depreciation.............................   (4,328,000)   (3,674,000)
                                                              -----------   -----------
    Total property and equipment, net.......................    4,342,000     4,112,000
                                                              -----------   -----------
OTHER ASSETS
  Intangibles, net..........................................    1,544,000     1,484,000
  Cost in excess of net assets acquired, net................    2,116,000     2,222,000
  Investments, at market value..............................    9,927,000     8,914,000
  Other investments, at cost................................    3,000,000       650,000
  Deferred income taxes.....................................      119,000       329,000
  Other.....................................................      265,000       197,000
  Net assets of discontinued operations.....................      399,000       326,000
                                                              -----------   -----------
    Total other assets......................................   17,370,000    14,122,000
                                                              -----------   -----------
TOTAL ASSETS................................................  $28,680,000   $27,977,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 1,017,000   $ 1,083,000
  Accrued expenses..........................................    1,571,000     1,499,000
  Current maturities of debt obligations....................      263,000       235,000
  Income taxes payable......................................        1,000        85,000
  Other.....................................................       27,000        78,000
                                                              -----------   -----------
    Total current liabilities...............................    2,879,000     2,980,000
                                                              -----------   -----------
LONG-TERM DEBT, net of current maturities...................      288,000       351,000

OTHER LIABILITIES...........................................      150,000       378,000

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' EQUITY
  Convertible preferred stock--$.01 par value, 2,000,000
    shares authorized; 21,992 and 22,775 shares issued and
    outstanding as of March 31, 2000 and 1999,
    respectively............................................           --            --
  Common stock--$.01 par value, 12,000,000 shares
    authorized; 4,712,115 and 4,713,641 shares issued as of
    March 31, 2000 and 1999, respectively; 4,337,163 and
    4,334,279 shares outstanding as of March 31, 2000 and
    1999, respectively......................................       47,000        47,000
  Capital in excess of par value............................   21,456,000    22,349,000
  Retained earnings.........................................    6,951,000     4,905,000
  Less treasury stock, at cost..............................   (3,091,000)   (3,033,000)
                                                              -----------   -----------
    Total stockholders' equity..............................   25,363,000    24,268,000
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $28,680,000   $27,977,000
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
NET SALES.............................................  $16,788,000   $14,995,000   $13,853,000
                                                        -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of goods sold..................................   10,249,000     8,796,000     8,008,000
  Selling, general and administrative.................    4,823,000     4,406,000     4,811,000
  Litigation settlements (Note 8).....................      298,000       167,000            --
                                                        -----------   -----------   -----------
    Total costs and expenses..........................   15,370,000    13,369,000    12,819,000
                                                        -----------   -----------   -----------
OPERATING INCOME......................................    1,418,000     1,626,000     1,034,000
OTHER INCOME (EXPENSE)
  Interest income.....................................      738,000       687,000       521,000
  Interest expense....................................           --            --       (52,000)
  Other, net..........................................       92,000        85,000        22,000
                                                        -----------   -----------   -----------
    Total other income, net...........................      830,000       772,000       491,000
                                                        -----------   -----------   -----------
Income from continuing operations before income
  taxes...............................................    2,248,000     2,398,000     1,525,000
Provision for income taxes............................      202,000        77,000        21,000
                                                        -----------   -----------   -----------
Income from continuing operations.....................    2,046,000     2,321,000     1,504,000
Gain from discontinued operations, net of income taxes
  of $137,000 in 1998 (Note 12).......................           --            --     4,497,000
                                                        -----------   -----------   -----------
NET INCOME............................................  $ 2,046,000   $ 2,321,000   $ 6,001,000
                                                        ===========   ===========   ===========
BASIC INCOME PER COMMON SHARE
  Income from continuing operations...................  $      0.47   $      0.54   $      0.35
  Gain from discontinued operations...................           --            --          1.04
                                                        -----------   -----------   -----------
NET INCOME............................................  $      0.47   $      0.54   $      1.39
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.....    4,336,383     4,329,568     4,314,264
                                                        ===========   ===========   ===========
DILUTED INCOME PER COMMON SHARE
  Income from continuing operations...................  $      0.45   $      0.51   $      0.33
  Gain from discontinued operations...................           --            --          0.99
                                                        ===========   ===========   ===========
NET INCOME............................................  $      0.45   $      0.51   $      1.32
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...    4,548,293     4,566,001     4,530,198
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE THREE YEARS ENDED MARCH 31, 2000

                                                                        RETAINED
                                 PREFERRED    COMMON    CAPITAL IN      EARNINGS      TREASURY         TOTAL
                                   STOCK      STOCK      EXCESS OF    (ACCUMULATED     STOCK,      STOCKHOLDERS'
                                  AMOUNT      AMOUNT     PAR VALUE      DEFICIT)       AT COST        EQUITY
                                 ---------   --------   -----------   ------------   -----------   -------------
Balance at March 31, 1997......  $     --    $47,000    $22,366,000   $(3,417,000)   $(3,033,000)   $15,963,000
Comprehensive income:
Net income.....................        --         --             --     6,001,000             --      6,001,000
Unrealized loss on marketable
  securities...................        --         --        (48,000)           --             --        (48,000)
                                 --------    -------    -----------   -----------    -----------    -----------
  Comprehensive income.........        --         --        (48,000)    6,001,000             --      5,953,000
                                 --------    -------    -----------   -----------    -----------    -----------
Balance at March 31, 1998......        --     47,000     22,318,000     2,584,000     (3,033,000)    21,916,000

Comprehensive income:
Net income.....................        --         --             --     2,321,000             --      2,321,000
Unrealized gain on marketable
  securities...................        --         --          3,000            --             --          3,000
                                 --------    -------    -----------   -----------    -----------    -----------
  Comprehensive income.........        --         --          3,000     2,321,000             --      2,324,000
                                 --------    -------    -----------   -----------    -----------    -----------
Exercise of stock options......        --         --         28,000            --             --         28,000
                                 --------    -------    -----------   -----------    -----------    -----------
Balance at March 31, 1999......        --     47,000     22,349,000     4,905,000     (3,033,000)    24,268,000

Comprehensive income:
Net income.....................        --         --             --     2,046,000             --      2,046,000
Unrealized (loss) on marketable
  securities...................        --         --       (893,000)           --             --       (893,000)
                                 --------    -------    -----------   -----------    -----------    -----------
  Comprehensive income.........                            (893,000)    2,046,000             --      1,153,000

Shares purchased...............        --         --             --            --        (58,000)       (58,000)
                                 --------    -------    -----------   -----------    -----------    -----------
Balance at March 31, 2000......  $     --    $47,000    $21,456,000   $ 6,951,000    $(3,091,000)   $25,363,000
                                 ========    =======    ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................  $ 2,046,000   $ 2,321,000   $ 6,001,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................    1,382,000     1,290,000     1,113,000
    Provision for doubtful accounts....................      (36,000)      104,000        11,000
    Deferred Taxes.....................................      210,000            --            --
    (Gain) loss from discontinued operations...........           --            --    (4,497,000)
    Other noncash charges and credits, net.............      (16,000)       18,000        19,000
  Changes in operating assets and liabilities:
    Accounts receivable................................     (793,000)     (921,000)     (112,000)
    Interest receivable................................     (140,000)     (108,000)           --
    Inventories........................................     (174,000)      (26,000)       (4,000)
    Prepaid and other current assets...................           --        (3,000)      (77,000)
    Other assets.......................................      (68,000)           --            --
    Income taxes, net..................................      (84,000)      (30,000)       43,000
    Accounts payable and accrued expenses..............        6,000       179,000        (6,000)
    Other liabilities..................................     (279,000)     (129,000)      261,000
                                                         -----------   -----------   -----------
  Net cash provided by operating activities of
    continuing operations..............................    2,054,000     2,695,000     2,752,000
  Net operating activities of discontinued
    operations.........................................      (73,000)     (138,000)    1,082,000
                                                         -----------   -----------   -----------
    Net cash provided by operating activities..........    1,981,000     2,557,000     3,834,000
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..................   (1,375,000)   (1,133,000)   (1,341,000)
  Net proceeds from disposal of segment, net of
    transaction costs..................................           --            --    10,273,000
  Purchase of long-term investments....................   (4,256,000)   (2,671,000)   (6,303,000)
  Purchase of minority partnership interest............           --            --    (1,214,000)
  Decrease in notes receivable.........................      174,000       191,000       182,000
  Other investing activities, net......................     (175,000)     (220,000)       72,000
  Net investing activities of discontinued
    operations.........................................           --            --        52,000
                                                         -----------   -----------   -----------
    Net cash (used for) provided by investing
      activities.......................................   (5,632,000)   (3,833,000)    1,721,000
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from borrowings.........      (35,000)     (187,000)   (1,828,000)
  Purchase of Treasury shares..........................      (58,000)           --            --
  Proceeds from sale of common stock...................           --        28,000            --
  Net financing activities of discontinued
    operations.........................................           --            --       (96,000)
                                                         -----------   -----------   -----------
    Net cash used for financing activities.............      (93,000)     (159,000)   (1,924,000)
                                                         -----------   -----------   -----------
CHANGE IN CASH AND CASH EQUIVALENTS....................   (3,744,000)   (1,435,000)    3,631,000
CASH AND CASH EQUIVALENTS, beginning of year...........    5,433,000     6,868,000     3,237,000
                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year.................  $ 1,689,000   $ 5,433,000   $ 6,868,000
                                                         ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year..........................  $        --   $        --   $    52,000
Income taxes paid during the year......................           --       105,000        33,000

  The accompanying notes are an integral part of these consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2000, 1999, AND 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF
CONSOLIDATION

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the parent company, Scherer Healthcare, Inc. (the "Company" or "Scherer Healthcare"), and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform with the current year presentation.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of March 31, 2000 and 1999, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

INVENTORIES

    Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

                                                            AS OF MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Finished products.......................................  $ 68,000   $ 43,000
Containers, packaging, and raw material.................   355,000    205,000
LIFO reserve............................................   (49,000)   (48,000)
                                                          --------   --------
  Total.................................................  $374,000   $200,000
                                                          ========   ========

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarters beginning on January 1, 2001. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, and depreciation is computed principally using the straight-line method over the estimated useful lives of the assets as follows: automobiles and trucks--5 years, leasehold improvements--3-31 years, and furniture, fixtures, equipment and containers-- 3-10 years.

                                                           AS OF MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Automobiles and trucks...............................  $1,713,000   $1,516,000
Leasehold improvements...............................     997,000      951,000
Furniture, fixtures, equipment and containers........   5,960,000    5,319,000
                                                       ----------   ----------
                                                       $8,670,000   $7,786,000
                                                       ==========   ==========

    Depreciation expense for fiscal years 2000, 1999, and 1998 was $1,117,000, $1,060,000, and $916,000 respectively.

MARKETABLE SECURITIES

    The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at fair market value, with unrealized holding gains and losses reported under capital in excess of par value (see
Note 3).

INCOME TAXES

    The Company uses the liability method to account for income taxes (see
Note 11).

REVENUE RECOGNITION

    Sales are recorded by the Company when products are shipped to customers or independent distributors. Sales for services provided are recorded when the Company has completed the service.

INCOME PER COMMON SHARE

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION (CONTINUED)
    The following is a reconciliation of the Company's basic weighted average common shares outstanding to diluted weighted average common shares outstanding for fiscal years 2000, 1999, and 1998.

                                                2000        1999        1998
                                              ---------   ---------   ---------
Weighted average common shares outstanding--
  basic.....................................  4,336,383   4,329,568   4,314,264
Dilutive potential common shares, weighted:
  Conversion of preferred stock to common
    stock...................................     98,287     102,078     104,219
Dilutive stock options, net.................    113,623     134,355     111,715
                                              ---------   ---------   ---------
Weighted average common shares outstanding--
  diluted...................................  4,548,293   4,566,001   4,530,198
                                              =========   =========   =========
Anti-dilutive options not included..........    129,800     129,800     129,800
                                              =========   =========   =========

NOTE 2. SEGMENT INFORMATION

    In fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The accounting policies of the business segments

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 2. SEGMENT INFORMATION (CONTINUED)
are the same as those described in the summary of significant accounting policies (Note 1). Summarized financial data by business segment as of and for the years ending March 31, 2000, 1999, and 1998 are as follows.

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Net Sales:
  Waste Management Services Segment..............  $15,435    $14,123    $12,567
  Consumer Healthcare Products Segment...........    1,353        872      1,286
                                                   -------    -------    -------
    Total........................................  $16,788    $14,995    $13,853
                                                   =======    =======    =======
Operating Income (Loss) from Continuing
Operations:
  Waste Management Services Segment..............  $ 1,656    $ 1,907    $ 1,603
  Consumer Healthcare Products Segment...........      460        215        543
  Corporate......................................     (698)      (496)    (1,112)
                                                   -------    -------    -------
    Total........................................  $ 1,418    $ 1,626    $ 1,034
                                                   =======    =======    =======
Identifiable Assets:
  Waste Management Services Segment..............  $12,707    $11,821    $10,945
  Consumer Healthcare Products Segment...........      228        115        157
  Corporate (a)..................................   15,778     16,041     14,690
                                                   -------    -------    -------
    Total........................................  $28,713    $27,977    $25,792
                                                   =======    =======    =======
Depreciation Expense:
  Waste Management Services Segment..............  $ 1,069    $ 1,016    $   886
  Consumer Healthcare Products Segment...........        3          2          1
  Corporate......................................       45         42         29
                                                   -------    -------    -------
    Total........................................  $ 1,117    $ 1,060    $   916
                                                   =======    =======    =======
Capital Expenditures:
  Waste Management Services Segment..............  $ 1,344    $ 1,105    $ 1,228
  Consumer Healthcare Products Segment...........        3          4         --
  Corporate......................................       28         24        113
                                                   -------    -------    -------
    Total........................................  $ 1,375    $ 1,133    $ 1,341
                                                   =======    =======    =======

------------------------

(a) Amount includes net assets of discontinued operations of $399,000, $326,000, and $188,000 for fiscal years 2000, 1999, and 1998, respectively (See
    Note 12).

    The Company recorded interest income of $738,000, $687,000, and $521,000 for fiscal years 2000, 1999, and 1998, respectively. Additionally, the Company recorded interest expense of $52,000 for fiscal year 1998. The Company records interest income and interest expense at the Corporate level.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 2. SEGMENT INFORMATION (CONTINUED)
WASTE MANAGEMENT SERVICES SEGMENT

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

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company, markets brand name and generic over-the-counter ("OTC") drugs. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. In fiscal 2000, Scherer Labs had two customers who accounted for 68% and 10%, respectively, of its net sales. In fiscal 1999, Scherer Labs had two customers who accounted for 37% and 13%, respectively, of its net sales. In fiscal 1998, Scherer Labs had one customer who accounted for 60% of its net sales.

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

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 3. MARKETABLE SECURITIES (CONTINUED)
    The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                            NET
                                            AMORTIZED    UNREALIZED   FAIR MARKET
                                              COST          LOSS         VALUE
                                           -----------   ----------   -----------
March 31, 2000
  Municipal bonds........................  $ 9,351,000   $(735,000)   $8,616,000
  Corporate bonds........................    1,216,000    (129,000)    1,087,000
  Preferred stocks.......................      298,000     (74,000)      224,000
                                           -----------   ---------    ----------
    Total................................  $10,865,000   $(938,000)   $9,927,000
                                           ===========   =========    ==========
March 31, 1999
  Municipal bonds........................  $ 7,444,000   $  (2,000)   $7,442,000
  Corporate bonds........................    1,217,000     (10,000)    1,207,000
  Preferred stocks.......................      298,000     (33,000)      265,000
                                           -----------   ---------    ----------
    Total................................  $ 8,959,000   $ (45,000)   $8,914,000
                                           ===========   =========    ==========

    The municipal bonds mature ranging from 1 year to 29.6 years and the corporate bonds mature ranging from 9 years to 24.5 years.

NOTE 4. INVESTMENTS

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

NOTE 5. ACQUISITION OF MINORITY PARTNERSHIP INTEREST

    The Company, through a wholly-owned subsidiary, owned a 60% partnership interest in BSP which operates in the Company's Waste Management Services Segment. Pursuant to a summary judgment, the Company's subsidiary was required to purchase the minority partner's 40% partnership interest in BSP

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 5. ACQUISITION OF MINORITY PARTNERSHIP INTEREST (CONTINUED) valued as of November 30, 1993. After separate appraisals performed by the partners were not consistent, a third independent appraiser was retained by the partners to review each of the previous valuations and to determine the purchase price for the minority interest. In early October 1997, the independent appraiser informed the Company and the minority partner of its determination that the fair market value of the 40% minority interest in BSP was $1,100,000 as of November 30, 1993. Effective October 28, 1997, the Company's subsidiary purchased the minority partner's 40% partnership interest in BSP for a purchase price of $1,100,000. As a result, the Company, through its subsidiary, now owns 100% of BSP.

    The purchase price of $1,100,000 for the 40% partnership interest in BSP and the associated transaction costs of $114,000 have been reported as intangibles and are being amortized over 30 years.

NOTE 6. INTANGIBLES AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

    Intangibles are being amortized on a straight-line basis over periods ranging from 5 to 30 years. Amortization expense amounted to $110,000, $124,000, and $90,000 in fiscal years 2000, 1999, and 1998, respectively. Accumulated amortization, net of write-offs, at March 31, 2000 and 1999 was $259,000 and $279,000, respectively.

    The cost in excess of net assets acquired ("goodwill") is being amortized on a straight-line basis over a period of 30 years. Amortization expense amounted to $155,000, $106,000, and $107,000 in fiscal years 2000, 1999, and 1998, respectively. Accumulated amortization at March 31, 2000 and 1999 was $1,294,000 and $1,139,000, respectively.

    Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances indicate that the remaining estimated useful life of goodwill warrants revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of March 31, 2000, in the opinion of the Company's management, no revision of goodwill is required.

NOTE 7. BORROWINGS

    Debt and obligations under capital leases at March 31, 2000 and 1999 consisted of the following:

                                                          2000        1999
                                                        ---------   ---------
Obligations under capital leases, due in varying
  installments through fiscal 2003....................  $ 551,000   $ 586,000
Less current maturities...............................   (263,000)   (235,000)
                                                        ---------   ---------
Long-term debt........................................  $ 288,000   $ 351,000
                                                        =========   =========

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 7. BORROWINGS (CONTINUED)
    The following is a summary of the future maturities of the obligations:

Year ended March 31:
  2001......................................................  $263,000
  2002......................................................   160,000
  2003......................................................    92,000
  2004......................................................    36,000
  Thereafter................................................        --
                                                              --------
    Total...................................................  $551,000
                                                              ========

NOTE 8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    Office space, warehouse facilities, transportation equipment, and office equipment are leased under noncancelable operating leases expiring at various dates through 2003. Total rental expense included in the consolidated statements of operations was approximately $329,000, $333,000, and $557,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

    The following is a summary of future minimum lease payments required under operating leases having noncancelable lease terms in excess of one year:

Year ended March 31:
  2001......................................................  $419,000
  2002......................................................   302,000
  2003......................................................   132,000
  2004......................................................    26,000
  2005......................................................     4,000
                                                              --------
    Total...................................................  $883,000
                                                              ========

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

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED) breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the court of Common Pleas of Buck County, Pennsylvania ("Scherer Compliant"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Compliant. On
June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties agreed to pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed. The Company recorded $210,000 related to this settlement under litigation expense in the accompanying consolidated financial statements. The balance of the expense related to the amount of the settlement was accrued by the Company in prior periods.

    On August 28, 1998, Amy Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company that it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta, Division, against the Company and
Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $88,000 in expense related to the settlement, including associated legal fees, under litigation expense in the accompanying consolidated financial statements. The balance of the expenses related to this settlement were accrued for in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. Ms. Murphy withdrew the lawsuit and retracted her allegations against the Company and Mr. Scherer.

    The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's consolidated operations or financial position.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 9. STOCKHOLDERS' EQUITY

STOCK OPTIONS

    The Company has stock options outstanding and exercisable under three stock option plans and a long-term incentive plan. Options become exercisable at a rate ranging from 20% to 100% per year from the date of grant and expire ten years from the date of grant. The Company's 1994 Stock Incentive Plan (the "1994 Plan") is the only Plan with stock option awards available for grant. All prior plans have expired. At March 31, 2000, the maximum shares available under the 1994 Plan for future grants was 730,000. The exercise price of options granted to date has been the fair market value of the shares on date of grant.

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

                                                        YEAR ENDED MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Net Income
  As reported........................................  $2,046,000   $2,321,000
  Pro forma..........................................  $2,017,000   $2,215,000
Basic earnings per share
  As reported........................................       $0.47        $0.54
  Pro forma..........................................       $0.47        $0.51
Diluted earnings per share
  As reported........................................       $0.45        $0.51
  Pro forma..........................................       $0.44        $0.49

    These pro forma amounts include amortized fair values attributable to options granted after March 31, 1995 only, and therefore are not representative of future pro forma amounts.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions used for options granted in fiscal years 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 70%, risk-free interest rates of return of 5.81% and 6.87%, expected option lives of 6 years and 5.92 years, respectively. There were no options issued in fiscal year 2000.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 9. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of changes in outstanding options is as follows:

                                                                        WEIGHTED
                                                             SHARES      AVERAGE
                                                           SUBJECT TO   PRICE PER
                                                             OPTION       SHARE
                                                           ----------   ---------
Balance at March 31, 1997................................    129,800      15.05
  Options granted........................................    280,000       1.69
  Options exercised......................................         --         --
  Options cancelled and expired..........................         --         --
                                                             -------
Balance at March 31, 1998................................    409,800       5.92
  Options granted........................................     40,000       3.56
  Options exercised......................................    (16,667)      1.69
  Options canceled and expired...........................    (33,333)      1.69
                                                             -------
Balance at March 31, 1999................................    399,800       6.21
  Options granted........................................         --         --
  Options exercised......................................         --         --
  Options canceled and expired...........................         --         --
                                                             -------
Balance at March 31, 2000................................    399,800       6.21
                                                             =======
Options exercisable at March 31, 2000....................    399,800
                                                             =======

    Of the 399,800 options outstanding at March 31, 2000, 99,800 have exercise prices ranging from $12.50 to $14.30, with a weighted average exercise price of $13.09 and a weighted average remaining contractual life of one year. Additionally, 30,000 options have exercise prices ranging from $20.50 to $26.88, with a weighted average exercise price of $21.56 and a weighted average remaining contractual life of 3.7 years. Of the remaining 270,000 options outstanding at March 31, 2000, 230,000 have an exercise price of $1.69 and a weighted average remaining contractual life of 6.1 years and 40,000 have an exercise price of $3.56 and a remaining contractual life of 8.1 years. All of these options are exercisable as of March 31, 2000.

CONVERTIBLE PREFERRED STOCK

    As part of the Marquest acquisition in fiscal 1994, the Company issued 43,516 shares of its 5% convertible preferred stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds. The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's common stock. At March 31, 2000 and 1999, the Company had 21,992 and 22,775, respectively, shares of the Preferred Stock outstanding which were convertible into approximately 97,425 and 100,817, respectively, shares of the Company's common stock.

COMPREHENSIVE INCOME

    In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the total of net income and all other non-owner changes in stockholders'

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 9. STOCKHOLDERS' EQUITY (CONTINUED) equity. The Company's comprehensive income includes net income and unrealized gains and losses on certain available-for-sale investments. In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 had no effect on the Company's financial position, results of operations or cash flows.

NOTE 10. RETIREMENT PLAN

    A contributory 401(k) salary reduction plan (the "401(k) Plan") covers all nonunion employees, and union employees in a few states, who are 21 years of age or older and have been employed at least one year. Effective April 1, 1995, an eligible employee may elect to contribute from 2% up to 10% of their compensation and the Company may make a matching contribution, at its discretion, equal to a set percentage of employee contributions for all 401(k) Plan participants still employed on the last day of the 401(k) Plan year. The amount of employee contributions to which the match percentage is applied is limited to 6% of an employee's compensation. For fiscal 2000, the Company made a matching contribution equal to 100% of employee contributions up to the maximum of 6% of employee compensation. Company contributions were approximately $155,000, $118,000, and $132,000 for fiscal years 2000, 1999, and 1998, respectively.

NOTE 11. INCOME TAXES

    As of March 31, 2000 and 1999, the Company's net deferred tax assets consisted of the following:

                                                         2000         1999
                                                      ----------   -----------
Deferred tax assets:
  Accrued expenses..................................  $  287,000   $   347,000
  Net operating loss carryforwards..................     850,000     1,298,000
  Depreciation......................................          --        96,000
  Allowance for doubtful accounts...................     109,000       133,000
                                                      ----------   -----------
    Total deferred tax assets.......................   1,246,000     1,874,000
                                                      ----------   -----------
Deferred tax liabilities:
  Depreciation......................................     (34,000)           --
  Other.............................................    (233,000)     (180,000)
                                                      ----------   -----------
    Total deferred tax liabilities..................    (267,000)     (180,000)
                                                      ----------   -----------
  Valuation allowance...............................    (860,000)   (1,365,000)
                                                      ----------   -----------
Net deferred tax assets.............................  $  119,000   $   329,000
                                                      ==========   ===========

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 11. INCOME TAXES (CONTINUED)
    A reconciliation of the income tax provision from continuing operations at the federal statutory rates to the actual tax provision from continuing operations for fiscal years 2000, 1999, and 1998 are as follows:

                                              2000        1999         1998
                                            ---------   ---------   -----------
Computed statutory amount.................  $ 742,000   $ 815,000   $   519,000
Increase (decrease) in taxes resulting
  from:
  State income taxes, net of federal
    income tax benefit....................     87,000      96,000        61,000
  Amortization of goodwill and
    intangibles...........................     43,000      43,000      (133,000)
  Net change in valuation allowance.......   (505,000)   (913,000)   (1,156,000)
  Other, net..............................   (165,000)     36,000       730,000
                                            ---------   ---------   -----------
Provision for income taxes................  $ 202,000   $  77,000   $    21,000
                                            =========   =========   ===========

    Components of the provision for income taxes for fiscal years 2000, 1999, and 1998 are as follows:

                                                    2000       1999       1998
                                                  --------   --------   --------
Current taxes:
  Deferred tax..................................  $210,000        --         --
  Federal.......................................    23,000   $28,000    $ 5,000
  State.........................................   (31,000)   49,000     16,000
                                                  --------   -------    -------
Provision for income taxes......................  $202,000   $77,000    $21,000
                                                  ========   =======    =======

    The Company has determined, based upon its recent earnings history, that asset valuation allowances of $860,000 and $1,365,000 should be established against its deferred tax assets as of March 31, 2000 and 1999, respectively. At March 31, 2000, the Company has tax loss carryforwards of approximately $2,237,000 expiring in 2016 if not previously utilized.

NOTE 12. DISCONTINUED OPERATIONS

MEDICAL DEVICE AND SURGICAL/SAFETY DISPOSABLES SEGMENT

    The operations of marquest medical products, inc. ("Marquest"), a manufacturer and international distributor of specialty cardiopulmonary support, respiratory and anesthesia disposable devices, and scherer healthcare, Ltd. ("Scherer Ltd."), Whose primary business was to manufacture and distribute nonwoven medical drapes, gowns and accessory items to hospitals and other health care providers, were included in the company's medical device and surgical/safety disposables segment. The assets and businesses of scherer Ltd., A limited partnership that was 65% owned by the company, were sold in two separate transactions in october 1995 and october 1996. In july 1997, the company and marquest, which was a majority owned subsidiary of the company, completed certain transactions with vital signs, inc. ("VSI") whereby marquest became a wholly-owned subsidiary of VSI. Effective with the sale of marquest to VSI, the operations of the medical device and surgical/safety disposables segment have been accounted for as a discontinued segment, and accordingly, the operations of marquest and scherer Ltd.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 12. DISCONTINUED OPERATIONS (CONTINUED)
Have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

    The following results of operations are attributable to the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment:

                                                                 1998
                                                              ----------
Net Sales...................................................  $6,623,000
                                                              ----------
Cost of goods sold..........................................   4,519,000
Selling, general, and administrative........................   2,106,000
Research and development expenditures.......................      90,000
                                                              ----------
  Total costs and expenses..................................   6,715,000
                                                              ----------
Operating (loss) income.....................................     (92,000)
Other expense, net..........................................    (567,000)
                                                              ----------
Loss before minority interest and income taxes..............    (659,000)
Minority interest in net loss of subsidiary and
  partnership...............................................     339,000
                                                              ----------
Loss before income taxes....................................    (320,000)
Provision for income taxes..................................          --
                                                              ----------
Loss from discontinued operations...........................  $ (320,000)
                                                              ==========

    The liabilities of the discontinued operations of the Medical Device and Surgical/Safety Disposables Segment were $34,000 and $41,000 at March 31, 2000 and March 31, 1999, respectively. These liabilities consisted of accounts payable and accrued expenses.

    Set forth below is information regarding Marquest and the transactions discussed above.

MARQUEST

    In fiscal 1994, the Company made an investment in Marquest by
(i) purchasing certain assets from Marquest associated with the manufacture and sale of Marquest's arterial blood gas products (the "ABG Assets") for $4,500,000 in cash and leasing and licensing these assets back to Marquest, and
(ii) participating with Marquest in an exchange offer pursuant to which certain outstanding indebtedness of Marquest, which was in default at the time of the exchange offer, was exchanged for new Marquest notes, shares of the Company's Series A convertible preferred stock ("Preferred Stock"), and warrants to purchase Marquest common stock. In consideration for the issuance of its Preferred Stock as part of the exchange offer, the Company received a $4,352,000 convertible note of Marquest which was, at the election of the Company, convertible into Marquest common stock (the "Marquest Note"). In consideration for its agreement to enter into the sale and leaseback of the ABG Assets, which included an option whereby Marquest could repurchase the ABG Assets from the Company, the Company received warrants to purchase 6,580,000 shares of Marquest common stock, exercisable at $0.75 per share. Marquest had been included in the Company's consolidated financial statements since the time of the above transactions due to the Company's ability to control Marquest by virtue of common

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 12. DISCONTINUED OPERATIONS (CONTINUED) stock, warrants and convertible debt held by the Company and the Company's control of Marquest's Board of Directors.

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

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 12. DISCONTINUED OPERATIONS (CONTINUED)
    In July 1995, after attempts to locate a purchaser for Biofor, Biofor ceased further drug design efforts and concentrated solely on the Ono research contract. When the Ono contract expired in March 1996, Biofor discontinued all operations and the Company abandoned all operations of Biofor.

    The abandonment of the operations of Biofor has been accounted for as a discontinued segment, and accordingly, the operations of Biofor have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

    The following results of operations are attributable to the discontinued operations of Biofor:

                                                            1999       1998
                                                          --------   --------
Net sales...............................................  $     --   $     --
                                                          --------   --------
Other costs and expenses................................        --         --
Write-down of assets to net realizable value............    94,000     75,000
                                                          --------   --------
                                                            94,000     75,000
                                                          --------   --------
Loss from discontinued operations.......................  $(94,000)  $(75,000)
                                                          ========   ========

    The net assets of the discontinued operations of Biofor at March 31, 2000 and 1999 are as follows:

                                                            2000       1999
                                                          --------   --------
Assets:
  Property and equipment, net of disposal costs (a).....  $478,000   $411,000
                                                          --------   --------
    Total assets........................................   478,000    411,000
                                                          --------   --------
Liabilities:
  Accounts payable and accrued expenses.................    20,000     19,000
  Other liabilities.....................................    25,000     25,000
                                                          --------   --------
    Total liabilities...................................    45,000     44,000
                                                          --------   --------
Net assets of Biofor....................................  $433,000   $367,000
                                                          ========   ========

------------------------

(a) The remaining property and equipment of Biofor consists of land, a 30,000 square foot building owned by Biofor, and computer and laboratory equipment.

    The Company intends to sell the remaining assets of Biofor, but it now anticipates that it may take several years (primarily to sell the building) and accordingly, has recorded additional charges of $94,000 and $75,000 in fiscal 1999 and 1998, respectively, for the write-down of Biofor's assets to their estimated net realizable value. No income taxes or interest expense was allocated to the discontinued operations of Biofor for the fiscal years 2000, 1999, and 1998.

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 12. DISCONTINUED OPERATIONS (CONTINUED)
CONSOLIDATED DISCONTINUED OPERATIONS

    The following is a summary of the Company's consolidated net gain (loss) from discontinued operations:

                                                           1999        1998
                                                         --------   ----------
Loss from discontinued operations of the Medical Device
  and Surgical/Safety Disposables Segment..............  $     --   $ (320,000)
Gain (loss) from disposal of Medical Device and
  Surgical/ Safety Disposables Segment.................    94,000    4,892,000
Loss from discontinued operations of Biofor............   (94,000)     (75,000)
                                                         --------   ----------
Gain (loss) from discontinued operations...............  $     --   $4,497,000
                                                         ========   ==========

    The following is a summary of the Company's consolidated net assets of discontinued operations at March 31, 2000 and March 31, 1999:

                                                            2000       1999
                                                          --------   --------
Net liabilities of the Medical Device and
  Surgical/Safety Disposables Segment...................  $(34,000)  $(41,000)
Net assets of Biofor....................................   433,000    367,000
                                                          --------   --------
Net assets of discontinued operations...................  $399,000   $326,000
                                                          ========   ========

NOTE 13. RELATED-PARTY TRANSACTIONS

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

                            SCHERER HEALTHCARE, INC.

                         MARCH 31, 2000, 1999, AND 1998

NOTE 13. RELATED-PARTY TRANSACTIONS (CONTINUED)
    In July 1997, the Company used a portion of the proceeds from the Marquest Transactions to pay in full the outstanding principal balance of approximately $1,867,000 on the Amended Note. Accordingly, the Amended Note was canceled and the shares of Marquest common stock pledged as collateral under the Amended Note were released back to the Company.

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

                                  SCHEDULE II
                            SCHERER HEALTHCARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED MARCH 31, 2000

                                                             ADDITIONS
                                                      -----------------------
                 COL. A                    COL. B       COL. C       COL. D       COL. E          COL. F
----------------------------------------  ---------   ----------   ----------   ----------      ----------
                                           BALANCE    CHARGED TO   CHARGED TO                   BALANCE AT
                                          BEGINNING   COSTS AND      OTHER                        END OF
              DESCRIPTION                  OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS         YEAR
----------------------------------------  ---------   ----------   ----------   ----------      ----------
2000:
Allowance for doubtful accounts.........  $293,000     $  7,000     $     --      $43,000(a)     $257,000
                                          ========     ========     ========      =======        ========

1999:
Allowance for doubtful accounts.........  $189,000     $130,000     $     --      $26,000(a)     $293,000
                                          ========     ========     ========      =======        ========

1998:
Allowance for doubtful accounts.........  $171,000     $ 69,000     $     --      $51,000(a)     $189,000
                                          ========     ========     ========      =======        ========

------------------------

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

       EXHIBIT                                                                             PAGE
       NUMBER                                      DESCRIPTION                            NUMBER
---------------------      ------------------------------------------------------------  --------
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

10.1(a)                    Property Lease between Bio Systems Partners and Flushing
                           Operating Corp. for 210 Sherwood Avenue, Farmingdale, New
                           York, and Addendum (Exhibit 10.2 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended March 31,
                           1994).

   (b)                     Property Lease between Bio Systems Partners and Owners of
                           210 Sherwood Avenue for 210 Sherwood Avenue, Farmingdale,
                           New York (Exhibit 10 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1999).

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

21                         Subsidiaries of Registrant--filed herewith.                      20

27                         Financial Data Schedule (included only in EDGAR filing)

99.1                       Robert Scherer Inducement Agreement dated March 14, 1997 by
                           Robert P. Scherer, Jr. to Vital Signs, Inc.
                           (Exhibit 99.2 to the Company's Current Report on Form 8-K
                           dated March 21, 1997)