Form 10-Q
period 2000-06-30
SCHERER HEALTHCARE INC
filed 2000-08-11
CIK 703598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                          COMMISSION FILE NO. 0-10552

                            ------------------------

                            SCHERER HEALTHCARE, INC.

             (Exact name of registrant as specified in its Charter)

           DELAWARE                 59-0688813
 (State or other jurisdiction    (I.R.S. Employer
              of                Identification No.)
incorporation or organization)

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

                             YES _X_        NO ____

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

                    CLASS                            OUTSTANDING AS OF AUGUST 4, 2000
---------------------------------------------  ---------------------------------------------
        Common Stock, $0.01 par value                            4,321,084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHERER HEALTHCARE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
NUMBER                                                                                 NUMBER
------                                                                                --------
                        PART I. FINANCIAL INFORMATION

     1                  Financial Statements:

                        Condensed Consolidated Balance Sheets as of June 30, 2000
                        and March 31, 2000..........................................      3

                        Condensed Consolidated Statements of Operations for the
                        Three Months Ended June 30, 2000 and 1999...................      4

                        Condensed Consolidated Statements of Cash Flows for the
                        Three Months Ended June 30, 2000 and 1999...................      5

                        Notes to Condensed Consolidated Financial Statements........      6

     2                  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................      8

                                         PART II. OTHER INFORMATION

     5                  Other Events................................................     10

     6                  Exhibits and Reports on Form 8-K............................     10

                        SIGNATURES..................................................     11

                        Index to Exhibits...........................................     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SCHERER HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2000   MARCH 31, 2000
                                                              -------------   --------------
                                                               (UNAUDITED)
                                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 3,684,000     $ 1,689,000
  Accounts receivable, less allowance for doubtful accounts
    of $267,000 and $257,000, respectively..................     4,349,000       4,442,000
  Interest receivable.......................................       282,000         248,000
  Inventories...............................................       337,000         374,000
  Prepaid and other.........................................       172,000         215,000
                                                               -----------     -----------
    Total current assets....................................     8,824,000       6,968,000
                                                               -----------     -----------
PROPERTY AND EQUIPMENT......................................     8,990,000       8,670,000
  Less accumulated depreciation.............................    (4,622,000)     (4,328,000)
                                                               -----------     -----------
  Net property and equipment................................     4,368,000       4,342,000
                                                               -----------     -----------
OTHER ASSETS
  Intangibles, net..........................................     1,569,000       1,544,000
  Cost in excess of net assets acquired, net................     2,082,000       2,116,000
  Investments, at market value..............................     8,491,000       9,927,000
  Other investments, at cost................................     3,350,000       3,000,000
  Deferred income taxes.....................................       113,000         119,000
  Other.....................................................       268,000         265,000
  Net assets of discontinued operations.....................       421,000         399,000
                                                               -----------     -----------
    Total other assets......................................    16,294,000      17,370,000
                                                               -----------     -----------
TOTAL ASSETS................................................   $29,486,000     $28,680,000
                                                               ===========     ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $ 1,051,000     $ 1,017,000
  Accrued expenses..........................................     1,397,000       1,571,000
  Current maturities of debt obligations....................       256,000         263,000
  Income taxes payable......................................        10,000           1,000
  Due to officer............................................       253,000              --
  Other.....................................................         7,000          27,000
                                                               -----------     -----------
    Total current liabilities...............................     2,974,000       2,879,000
                                                               -----------     -----------
LONG-TERM DEBT, net of current maturities...................       344,000         288,000
                                                               -----------     -----------
OTHER LIABILITIES...........................................       138,000         150,000
                                                               -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock--$.01 par value, 2,000,000
    shares authorized; 21,992 shares issued and outstanding
    at June 30, 2000 and March 31, 2000;....................            --              --
  Common stock--$.01 par value, 12,000,000 shares
    authorized; 4,712,115 shares issued at June 30, 2000 and
    March 31, 2000; 4,337,163 shares outstanding at June 30,
    2000 and March 31, 2000;................................        47,000          47,000
  Capital in excess of par value............................    21,394,000      21,456,000
  Retained earnings.........................................     7,680,000       6,951,000
  Less treasury stock, at cost..............................    (3,091,000)     (3,091,000)
                                                               -----------     -----------
    Total stockholders' equity..............................    26,030,000      25,363,000
                                                               -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $29,486,000     $28,680,000
                                                               ===========     ===========

           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
NET SALES...................................................  $4,626,000   $4,070,000
                                                              ----------   ----------
COSTS AND EXPENSES
  Cost of goods sold........................................   2,759,000    2,340,000
  Selling, general and administrative.......................   1,301,000    1,209,000
                                                              ----------   ----------
    Total costs and expenses................................   4,060,000    3,549,000
                                                              ----------   ----------
OPERATING INCOME............................................     566,000      521,000

OTHER INCOME
  Interest income...........................................     241,000      188,000
  Other income (expense), net...............................     (49,000)      20,000
                                                              ----------   ----------
    Total other income......................................     192,000      208,000
                                                              ----------   ----------
INCOME BEFORE INCOME TAXES..................................     758,000      729,000

PROVISION FOR INCOME TAXES..................................      29,000       22,000
                                                              ----------   ----------
NET INCOME..................................................  $  729,000   $  707,000
                                                              ==========   ==========

Basic earnings per common share.............................  $     0.17   $     0.16
                                                              ==========   ==========
Diluted earnings per common share...........................  $     0.16   $     0.16
                                                              ==========   ==========
Weighted average common shares outstanding--basic...........   4,336,383    4,335,632
                                                              ==========   ==========
Weighted average common shares outstanding--diluted.........   4,548,142    4,547,075
                                                              ==========   ==========

           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  729,000   $   707,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     378,000       319,000
    Deferred taxes..........................................       6,000            --
    Other noncash charges and credits, net..................          --        10,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      93,000      (583,000)
    Interest receivable.....................................     (34,000)           --
    Inventories.............................................      37,000       (13,000)
    Prepaid and other.......................................      43,000        34,000
    Income taxes, net.......................................       9,000        15,000
    Accounts payable and accrued expenses...................    (140,000)     (404,000)
    Other liabilities.......................................     (32,000)      (12,000)
                                                              ----------   -----------
  Net cash provided by operating activities of continuing
    operations..............................................   1,089,000        73,000
  Net operating activities of discontinued operations.......     (22,000)      (22,000)
                                                              ----------   -----------
  Net cash provided by operating activities.................   1,067,000        51,000
                                                              ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................    (340,000)     (160,000)
  Purchase of long-term investments.........................    (350,000)   (1,919,000)
  Sale of long-term investments.............................   1,374,000            --
  Decrease in notes receivable..............................          --        51,000
  Loan from officer.........................................     253,000            --
  Payout of options to former officer.......................     (45,000)           --
  Other investing activities, net...........................     (13,000)      (19,000)
                                                              ----------   -----------
  Net cash provided by (used for) investing activities......     879,000    (2,047,000)
                                                              ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in borrowings..................................      49,000       (75,000)
                                                              ----------   -----------
  Net cash provided by (used for) financing activities......      49,000       (75,000)
                                                              ----------   -----------
CHANGE IN CASH AND CASH EQUIVALENTS.........................   1,995,000    (2,071,000)
CASH AND CASH EQUIVALENTS, beginning of period..............   1,689,000     5,433,000
                                                              ----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $3,684,000   $ 3,362,000
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

    These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE 2.

    The components of inventory at June 30, 2000 and March 31, 2000 consisted of the following:

                                                    JUNE 30, 2000   MARCH 31, 2000
                                                    -------------   --------------
Finished products.................................    $ 78,000         $ 68,000
Containers, packaging, and raw materials..........     308,000          355,000
LIFO reserve......................................     (49,000)         (49,000)
                                                      --------         --------
  Total...........................................    $337,000         $374,000
                                                      ========         ========

    Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.

    Debt and obligations under capital leases at June 30, 2000 and March 31, 2000 consisted of the following:

                                                    JUNE 30, 2000   MARCH 31, 2000
                                                    -------------   --------------
Obligations under capital leases, due in varying
  installments through fiscal 2005................    $ 600,000       $ 551,000
Less current maturities...........................     (256,000)       (263,000)
                                                      ---------       ---------
Long-term debt....................................    $ 344,000       $ 288,000
                                                      =========       =========

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

                            SCHERER HEALTHCARE, INC.

NOTE 4. (CONTINUED)
    The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                            NET          FAIR
                                            AMORTIZED    UNREALIZED     MARKET
                                              COST          LOSS        VALUE
                                           -----------   ----------   ----------
June 30, 2000
-----------------------------------------
  Municipal bonds........................  $ 7,932,000   $(720,000)   $7,212,000
  Corporate bonds........................    1,216,000    (160,000)    1,056,000
  Preferred stocks.......................      298,000     (75,000)      223,000
                                           -----------   ---------    ----------
    Total................................  $ 9,446,000   $(955,000)   $8,491,000
                                           ===========   =========    ==========

March 31, 2000
-----------------------------------------
  Municipal bonds........................  $ 9,351,000   $(735,000)   $8,616,000
  Corporate bonds........................    1,216,000    (129,000)    1,087,000
  Preferred stocks.......................      298,000     (74,000)      224,000
                                           -----------   ---------    ----------
    Total................................  $10,865,000   $(938,000)   $9,927,000
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

RESULTS OF OPERATIONS

NET SALES AND OPERATING INCOME (LOSS).

    The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
NET SALES:
  Waste Management Services Segment..................  $4,204,000   $3,678,000
  Consumer Healthcare Products Segment...............     422,000      392,000
                                                       ----------   ----------
    Company Totals...................................  $4,626,000   $4,070,000
                                                       ==========   ==========
OPERATING INCOME (LOSS):
  Waste Management Services Segment..................  $  585,000   $  555,000
  Consumer Healthcare Products Segment...............     167,000      164,000
  Corporate..........................................    (186,000)    (198,000)
                                                       ----------   ----------
    Company Totals...................................  $  566,000   $  521,000
                                                       ==========   ==========

    The Company's net sales increased 14% to $4,626,000 for the first quarter of fiscal 2001 from $4,070,000 for the first quarter of fiscal 2000. The Company's operating income increased 9% to $566,000 for the first quarter of fiscal 2001 from $521,000 during the same period in fiscal 2000. The Company's cost of goods sold increased to 60% of net sales for the quarter ended June 30, 2000 from 58% of net sales for the quarter ended June 30, 1999. Selling, general and administrative expenses decreased to 28% of net sales for the first quarter of fiscal 2001 from 30% for the first quarter of fiscal 2000. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased to $4,204,000 for the first quarter of fiscal 2001 from $3,678,000 for the first quarter of fiscal 2000. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers.

    Primarily as a result of the increase in net sales, Bio Systems' operating income increased 5% to $585,000 for the quarter ended June 30, 2000 from $555,000 for the quarter ended June 30, 1999. Bio Systems' cost of goods sold increased to 62% of net sales for the first quarter of fiscal 2001 from 60% of net sales for the first quarter of fiscal 2000. Selling, general and administrative expenses decreased to 24% of net sales for the quarter ended June 30, 2000 from 25% of net sales during the same period in fiscal 2000.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 8% to $422,000 for the first quarter of fiscal 2001 from $392,000 during the same period in fiscal 2000.

    Scherer Labs' operating income increased 2% to $167,000 for the first quarter of fiscal 2001 from $164,000 for the first quarter of fiscal 2000.

CORPORATE

    The Company's operating expenses in the Corporate Segment decreased to $186,000 for the quarter ended June 30, 2000 from $198,000 for the quarter ended June 30, 1999. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers) rent expense, and professional accounting and legal fees. The decrease in the Corporate operating expenses is primarily due to the decrease in legal fees incurred during the first quarter of fiscal 2000.

OTHER INCOME.

    The Company's interest income increased to $241,000 for the first quarter of fiscal 2001 from $188,000 for the first quarter of fiscal 2000. The increase is a result of the Company's interest earned on convertible debt instruments carried in other investments at cost.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $3,684,000 at June 30, 2000, an increase of $1,995,000 from March 31, 2000. During the quarter ended
June 30, 2000, the Company sold marketable securities for $1,374,000. After the sale of marketable securities during the first quarter of 2001, the balance, at fair market value, of the Company's long-term investments was $8,491,000 at June 30, 2000, as compared to $9,927,000 at March 31, 2000. After the investment changes in the first quarter of 2001, the

Company's working capital increased to $5,704,000 at June 30, 2000, from $4,089,000 at March 31, 2000. The Company's long-term debt increased slightly to $344,000 at June 30, 2000, from $288,000 at March 31, 2000. The primary reasons for these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES.

    The Company's cash provided by operating activities from continuing operations totaled $1,034,000 for the first quarter of fiscal 2001, as compared to $73,000 for the first quarter of fiscal 2000. Bio Systems' operations provided cash of $793,000 for the first quarter of fiscal 2001, as compared to using cash of $81,000 for the first quarter of fiscal 2000. This change is primarily due to the timing of collection of its accounts receivable and payment of accounts payable. Scherer Labs' cash provided from operating activities increased to $157,000 for the quarter ended June 30, 2000, from $90,000 for the quarter ended June 30, 1999. Primarily due to the timing of income tax payments, cash provided by operations in the Corporate Segment increased to $84,000 for the first quarter of fiscal 2001 from $64,000 for the first quarter of fiscal 2000.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES.

    The Company's investing activities provided cash of $924,000 during the quarter ended June 30, 2000, as compared to using $2,047,000 during the quarter ended June 30, 1999. In the first quarter of 2001, the Company decreased its investment in marketable securities by $1,374,000 when it sold an investment in fixed income government bonds, and increased its investment in convertible debt instruments by $350,000. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years. See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein.

    New capital lease obligations associated with the Waste Management Service Segment, increased the Company's cash from financing activities by $47,000 for the first quarter of fiscal 2001 compared with $75,000 used during the first quarter of fiscal 2000.

    Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

PART II. OTHER INFORMATION

Item 5.  OTHER EVENTS.

    On July 18, 2000, two shareholders of the Company announced an unsolicited offer to acquire the Company for a cash price of $5.00 per share. The Company currently is reviewing the proposal and is considering all of its strategic alternatives.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27    Financial Data Schedule

    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SCHERER HEALTHCARE, INC.
                                                      (Registrant)

Date: August 14, 2000                                 /s/ ROBERT P. SCHERER, JR.
                                                      ------------------------------------------------
                                                      Robert P. Scherer, Jr.
                                                      CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: August 14, 2000                                 /s/ DONALD P. ZIMA
                                                      ------------------------------------------------
                                                      Donald P. Zima
                                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                            SCHERER HEALTHCARE, INC.
                               INDEX OF EXHIBITS

              The following exhibits are being filed with this report.

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                            NUMBER
-------                 ------------------------------------------------------------  --------
 27                                       Financial Data Schedule
                                      (included only in EDGAR filing)                    13