Form 10-Q
period 2000-09-30
SCHERER HEALTHCARE INC
filed 2000-11-14
CIK 703598

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             YES /X/        NO / /

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

                  CLASS                       OUTSTANDING AS OF NOVEMBER 3, 2000
-----------------------------------------  -----------------------------------------
      Common Stock, $0.01 par value                        4,321,165

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHERER HEALTHCARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
NUMBER                                                                                 NUMBER
---------------------                                                                 --------
                        PART I. FINANCIAL INFORMATION

  1                     Financial Statements:

                        Condensed Consolidated Balance Sheets as of September 30,
                        2000 and March 31, 2000.....................................      3

                        Condensed Consolidated Statements of Operations for the
                        Three and Six Months Ended September 30, 2000 and 1999......      5

                        Condensed Consolidated Statements of Cash Flows for the Six
                        Months Ended September 30, 2000 and 1999....................      6

                        Notes to Condensed Consolidated Financial Statements........      7

  2                     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................      9

                        PART II. OTHER INFORMATION

  1                     Legal Proceedings...........................................     13

  4                     Submission of Matters to a Vote of Security Holders.........     14

  6                     Exhibits and Reports on Form 8-K............................     14

                        SIGNATURES..................................................     15

                        Index to Exhibits...........................................     16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SCHERER HEALTHCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                                  March 31,
                                                          September 30, 2000         2000
                                                          -------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.............................      $ 3,300,000        $ 1,689,000
  Accounts receivable, less allowance for doubtful
    accounts of $300,000 and $257,000, respectively.....        4,374,000          4,442,000
  Interest receivable...................................          229,000            248,000
  Inventories...........................................          263,000            374,000
  Prepaid and other.....................................          182,000            215,000
                                                              -----------        -----------
    Total current assets................................        8,348,000          6,968,000
                                                              -----------        -----------

PROPERTY AND EQUIPMENT..................................        9,394,000          8,670,000
  Less accumulated depreciation.........................       (4,933,000)        (4,328,000)
                                                              -----------        -----------
  Net property and equipment............................        4,461,000          4,342,000
                                                              -----------        -----------

OTHER ASSETS
  Intangibles, net......................................        1,576,000          1,544,000
  Cost in excess of net assets acquired, net............        2,056,000          2,116,000
  Investments, at market value..........................        8,633,000          9,927,000
  Investments in unconsolidated companies, at equity....        1,028,000            350,000
  Other investments, at cost............................        2,750,000          2,650,000
  Deferred income taxes.................................           90,000            119,000
  Other.................................................          264,000            265,000
  Net assets of discontinued operations.................          457,000            399,000
                                                              -----------        -----------

    Total other assets..................................       16,854,000         17,370,000
                                                              -----------        -----------

TOTAL ASSETS............................................      $29,663,000        $28,680,000
                                                              ===========        ===========

           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,    March 31,
                                                                  2000           2000
                                                              -------------   -----------
CURRENT LIABILITIES
  Accounts payable..........................................   $   937,000    $ 1,017,000
  Accrued expenses..........................................     1,202,000      1,571,000
  Current maturities of debt obligations....................       273,000        263,000
  Income taxes payable......................................        39,000          1,000
  Other.....................................................        31,000         27,000
                                                               -----------    -----------
    Total current liabilities...............................     2,482,000      2,879,000
                                                               -----------    -----------

LONG-TERM DEBT, net of current maturities...................       480,000        288,000
                                                               -----------    -----------

OTHER LIABILITIES...........................................       125,000        150,000
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock--$.01 par value, 2,000,000
    shares authorized; 21,979 shares issued and outstanding
    at September 30, 2000 (21,992 at March 31, 2000)........            --             --
  Common stock--$.01 par value, 12,000,000 shares
    authorized; 4,712,194 shares issued at September 30,
    2000 (4,712,115 at March 31, 2000); 4,321,165 shares
    outstanding at September 30, 2000 (4,337,163 at
    March 31, 2000).........................................        47,000         47,000
  Capital in excess of par value............................    21,537,000     21,456,000
  Retained earnings.........................................     8,083,000      6,951,000
  Less treasury stock, at cost..............................    (3,091,000)    (3,091,000)
                                                               -----------    -----------

    Total stockholders' equity..............................    26,576,000     25,363,000
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $29,663,000    $28,680,000
                                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  Three months ended         Six months ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
NET SALES.....................................  $4,611,000   $4,019,000   $9,237,000   $8,089,000
                                                ----------   ----------   ----------   ----------
COSTS AND EXPENSES
  Cost of goods sold..........................   2,928,000    2,418,000    5,687,000    4,758,000
  Selling, general, and administrative........   1,218,000    1,151,000    2,498,000    2,307,000
  Litigation expense..........................           0      245,000       28,000      298,000
                                                ----------   ----------   ----------   ----------

    Total costs and expenses..................   4,146,000    3,814,000    8,213,000    7,363,000
                                                ----------   ----------   ----------   ----------

OPERATING INCOME..............................     465,000      205,000    1,024,000      726,000

OTHER INCOME (EXPENSE)
  Interest income.............................     210,000      156,000      452,000      344,000
  Equity in net losses of unconsolidated
    companies.................................    (197,000)           0     (197,000)           0
  Other, net..................................       5,000       19,000      (50,000)      39,000
                                                ----------   ----------   ----------   ----------

    Total other income, net...................      18,000      175,000      205,000      383,000
                                                ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES....................     483,000      380,000    1,229,000    1,109,000

PROVISION FOR INCOME TAXES....................      39,000       20,000       68,000       42,000
                                                ----------   ----------   ----------   ----------

NET INCOME....................................  $  444,000   $  360,000   $1,161,000   $1,067,000
                                                ==========   ==========   ==========   ==========

Basic earnings per common share...............  $     0.10   $     0.08   $     0.27   $     0.25
                                                ==========   ==========   ==========   ==========

Diluted earnings per common share.............  $     0.10   $     0.08   $     0.26   $     0.23
                                                ==========   ==========   ==========   ==========

Weighted average common shares outstanding--
  basic.......................................   4,321,105    4,336,234    4,321,096    4,335,935
                                                ==========   ==========   ==========   ==========

Weighted average common shares outstanding--
  diluted.....................................   4,552,452    4,555,644    4,552,443    4,551,224
                                                ==========   ==========   ==========   ==========

           See notes to condensed consolidated financial statements.

                            SCHERER HEALTHCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  Six months ended
                                                                   September 30,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $1,161,000   $ 1,067,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     665,000       653,000
    Equity in net losses of unconsolidated companies........     197,000             0
    Other noncash charges and credits, net..................     (29,000)       15,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      68,000      (778,000)
    Inventories.............................................     111,000       (50,000)
    Other...................................................      51,000        90,000
    Income taxes payable....................................      38,000        14,000
    Accounts payable and accrued expenses...................    (449,000)      207,000
    Other liabilities.......................................     (25,000)     (163,000)
                                                              ----------   -----------
  Net cash provided by operating activities of continuing
    operations..............................................   1,788,000     1,055,000
  Net operating activities of discontinued operations.......     (54,000)      (32,000)
                                                              ----------   -----------
  Net cash provided by operating activities.................   1,734,000     1,023,000
                                                              ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net..................    (724,000)     (458,000)
  Sale (purchase) of investments, at market value...........   1,374,000    (1,919,000)
  Cash restricted for investment............................           0    (2,000,000)
  Investments in unconsolidated companies, at equity........    (875,000)            0
  Other investments, at cost................................    (100,000)            0
  Decrease in notes receivable..............................           0       103,000
  Other investing activities, net...........................           0       (30,000)
                                                              ----------   -----------
Net cash used for investing activities......................    (325,000)   (4,304,000)
                                                              ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayment of borrowings...............................     202,000       (70,000)
                                                              ----------   -----------

CHANGE IN CASH AND CASH EQUIVALENTS.........................   1,611,000    (3,351,000)

CASH AND CASH EQUIVALENTS, beginning of period..............   1,689,000     5,433,000
                                                              ----------   -----------

CASH AND CASH EQUIVALENTS, end of period....................  $3,300,000   $ 2,082,000
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

    Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2.

    The components of inventory at September 30, 2000 and March 31, 2000 consisted of the following:

                                                       September 30,    March 31,
                                                            2000          2000
                                                       --------------   ---------
Finished products....................................     $ 46,000      $ 68,000
Containers, packaging, and raw materials.............      266,000       355,000
LIFO reserve.........................................      (49,000)      (49,000)
                                                          --------      --------

  Total..............................................     $263,000      $374,000
                                                          ========      ========

Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.

    Obligations under capital leases at September 30, 2000 and March 31, 2000 consisted of the following:

                                                      September 30,    March 31,
                                                           2000          2000
                                                      --------------   ---------
Obligations under capital leases, due in varying
  installments through fiscal 2005..................    $ 753,000      $ 551,000
Less current maturities.............................     (273,000)      (263,000)
                                                        ---------      ---------

Long-term debt......................................    $ 480,000      $ 288,000
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

                            SCHERER HEALTHCARE, INC.

NOTE 4. (CONTINUED)
    The amortized cost and fair market value of the Company's marketable securities are as follows:

                                                            Net
                                                         unrealized   Fair market
                                              Cost          loss         value
                                           -----------   ----------   -----------
September 30, 2000
  Municipal bonds........................  $ 7,929,000   $(601,000)   $7,328,000
  Corporate bonds........................    1,216,000    (147,000)    1,069,000
  Preferred stocks.......................      298,000     (62,000)      236,000
                                           -----------   ---------    ----------

    Total................................  $ 9,443,000   $(810,000)   $8,633,000
                                           ===========   =========    ==========

March 31, 2000
  Municipal bonds........................  $ 9,351,000   $(735,000)   $8,616,000
  Corporate bonds........................    1,216,000    (129,000)    1,087,000
  Preferred stocks.......................      298,000     (74,000)      224,000
                                           -----------   ---------    ----------

    Total................................  $10,865,000   $(938,000)   $9,927,000
                                           ===========   =========    ==========

The municipal bonds mature ranging from 2 years to 29 years and the corporate bonds mature ranging from 10 years to 25 years.

NOTE 5.

    The Company has investments in unconsolidated companies, recorded on the equity method of accounting, of $1,028,000 as of September 30, 2000. The Company's equity in net losses of unconsolidated companies was $197,000 for the three and six months ended September 30, 2000.

    The equity method of accounting is used for companies and other investments in which the Company has significant influence, generally this represents common stock ownership, partnership equity or convertible rights of at least 20% and not greater than 50%, and includes investments in Compliance1, Inc. and Protocol Point of Care Laboratory Management, LLC ("Protocol"). Compliance1, Inc. manages the Health and Safety Information Service, a one-of-its-kind joint venture with the U.S. Department of Commerce, which facilitates agri-chemical and crop protection product compliance in cooperation with the U.S. EPA and state departments of agriculture. Its internet-based solution consolidates the official up-to-date information needed by online market places to comply with federal, state, and local regulations. The Company's investment is in the form of three-year 10% convertible debentures for $925,000, which mature on various dates during 2003. Protocol provides a complete laboratory services solution to group physician practices and other healthcare providers. The Company's investment is in the form of a three-year 10% convertible debenture for $300,000 that matures during February 2003.

    The Company also has investments in Econometrics, Inc. and Renaissance Pharmaceuticals, Inc., which are recorded at historical cost under the cost method of accounting. Econometrics is a database marketing company that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year 8% convertible debenture of $2,000,000 that matures during October 2004 and a

                            SCHERER HEALTHCARE, INC.

NOTE 5. (CONTINUED)
three-year 10% convertible debenture for $100,000, plus warrants, that matures during June 2003. Renaissance Pharmaceuticals Inc. is a development stage drug delivery company. The Company has a direct investment of $650,000 in Renaissance Pharmaceuticals, Inc.

NOTE 6.

    In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On
March 13, 1992, the Company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Complaint. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement to settle the case was reached whereby the Company paid Mr. Kovar $325,000 in a lump sum. In the quarter ended September 30, 1999, the Company recorded $210,000, related to this agreement in principle to settle, under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expense related to the proposed amount of the settlement was accrued by the Company in prior periods.

    On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company it had terminated its investigation of Ms. Murphy's charge. On
March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta Division, against the Company and
Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an

                            SCHERER HEALTHCARE, INC.

NOTE 6. (CONTINUED)
answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $35,000 and $88,000 in expense related to the settlement, including associated legal fees, for the quarter and six months ended September 30, 1999, respectively, under litigation expense in the accompanying condensed consolidated financial statements. The balance of the expenses related to this settlement were accrued for in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. Ms. Murphy dismissed the lawsuit and retracted her allegations against the Company and Mr. Scherer.

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

RECENT DEVELOPMENTS

    On September 19, 2000, the Company announced that it had invested $925,000 in Compliance1, Inc., a Delaware corporation. The Company's investment is in the form of three-year 10% convertible notes (the "Notes"), in the principal aggregate amount of $925,000, which each mature on various dates in 2003. Compliance1 agreed to pay interest on the unpaid principal amount of the Notes at a rate of ten percent (10%) per annum. Compliance1 has the right to prepay, in whole or in part, the outstanding principal balance of each of the Notes after the first anniversary of each Note, provided, however, that the Company may, within a thirty (30) day period, as well as any other time on demand, convert the Notes into common stock of Compliance1. As of the date of the initial investments, the conversion of the Notes would result in the Company receiving 31% of the 11,818,030 shares of Compliance1 common stock outstanding, on a fully diluted basis.

RESULTS OF OPERATIONS

    NET SALES AND OPERATING INCOME. The following table sets forth, for the periods indicated, the net sales and operating income for each segment of the business of the Company and its subsidiaries:

                                                  Three months ended         Six months ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
NET SALES:
  Waste Management Services Segment...........  $4,265,000   $3,723,000   $8,469,000   $7,401,000
  Consumer Healthcare Products Segment........     346,000      296,000      768,000      688,000
                                                ----------   ----------   ----------   ----------
    Company Totals............................  $4,611,000   $4,019,000   $9,237,000   $8,089,000
                                                ==========   ==========   ==========   ==========

OPERATING INCOME:
  Waste Management Services Segment...........  $  483,000   $  303,000   $1,069,000   $  858,000
  Consumer Healthcare Products Segment........     119,000       96,000      285,000      260,000
  Corporate...................................    (137,000)    (194,000)    (330,000)    (392,000)
                                                ----------   ----------   ----------   ----------
    Company Totals............................  $  465,000   $  205,000   $1,024,000   $  726,000
                                                ==========   ==========   ==========   ==========

    The Company's net sales increased 15% to $4,611,000 for the second quarter of fiscal 2001 from $4,019,000 for the second quarter of fiscal 2000. The Company's operating income increased to $465,000 for the second quarter of fiscal 2001 from $205,000 for the second quarter of fiscal 2000. The operating income for the quarter ended September 30, 1999 included $245,000 of expense associated with the settlement of one lawsuit against the Company and an agreement in principle to settle a second lawsuit against the Company (see
Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). The Company's cost of goods sold increased to 64% of net sales for the quarter ended September 30, 2000 from 60% of net sales for the quarter ended September 30, 1999. Selling, general and administrative expenses decreased slightly to 26% of net sales for the second quarter of fiscal 2001 from 29% for the second quarter of fiscal 2000. The primary reasons for these changes are discussed below.

    The Company's net sales increased 14% to $9,237,000 for the six months ended September 30, 2000 from $8,089,000 for the six months ended September 30, 1999. The Company's operating income increased to $1,024,000 for the first six months of fiscal 2001 from $726,000 for the first six months of fiscal 2000. The operating income for the six months ended September 30, 1999 included $298,000 of expense associated with the settlement of one lawsuit against the Company and an agreement in principle to settle a second lawsuit against the Company (see
Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Cost of goods sold increased to 62% of net sales for the six months ended September 30, 2000 from 59% of net sales for the six months ended September 30, 1999. Selling, general and administrative expenses decreased to 27% of net sales for the six months ended September 30, 2000 from 29% of net sales for the six months ended September 30, 1999. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

WASTE MANAGEMENT SERVICES SEGMENT

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 15% to $4,265,000 for the second quarter of fiscal 2001 from $3,723,000 for the second quarter of fiscal 2000. Bio Systems' net sales increased 14% to $8,469,000 for the six months ended September 30, 2000 from $7,401,000 during the same period in fiscal 2000. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices for its sharps disposal services with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers. In fiscal 2000, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $87,000 to $195,000 in the second quarter of fiscal 2001, as compared to $108,000 in the second quarter of fiscal 2000. For the six months ended September 30, 2000, net sales for laboratory and surgical fluid waste increased 76% to $349,000 from $198,000 for the six months ended September 30, 1999. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market although the market is relatively small compared to Bio Systems' core business of sharps disposal.

    Bio Systems' operating income increased to $483,000 for the quarter ended September 30, 2000 from $303,000 for the quarter ended September 30, 1999. The quarter ended September 30, 1999 included $210,000 in expense associated with an agreement in principle to settle a lawsuit (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Bio Systems' cost of goods sold increased to 65% of its net sales for the second quarter of fiscal 2001 from 62% of its net sales for the second quarter of fiscal 2000. Selling, general and administrative expenses were 23% of net sales for the quarter ended September 30, 2000, compared to 24% for the quarter ended September 30, 1999. Starting in early fiscal 1998 and continuing through the current period, Bio Systems continues to have new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers. Although Bio Systems continues to increase revenue through new hospital contracts, the pricing pressures discussed above combined with certain contract restrictions have hampered Bio Systems' ability to effectively absorb these costs and expenses and yield the same profit margin of prior periods. Bio Systems' operating payroll has also increased primarily due to the addition of personnel needed to service the new hospital accounts subsequent to installation. Additionally, Bio Systems' costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste discussed above. The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems' processing facility is not currently equipped to process these larger containers. Bio Systems could process these larger containers at its processing facility by retrofitting its waste disposal system. The investment decision to retrofit the waste disposal system will be based on projected sales and the return on the invested cost.

    Bio Systems' operating income increased to $1,069,000 for the six months ended September 30, 2000 from $858,000 for the six months ended September 30, 1999. The six months ended September 30, 1999 included $210,000 of expense associated with an agreement in principle to settle a lawsuit. Primarily due to the reasons discussed above, cost of goods sold increased to 64% of net sales for the six months ended September 30, 2000 from 61% for the same period in fiscal 2000. Selling, general and administrative expenses were 24% of net sales for the first six months of fiscal 2001, which was 1% lower than the first six months of fiscal 2000.

CONSUMER HEALTHCARE PRODUCTS SEGMENT

    Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 17% to $346,000 for the second quarter of fiscal 2001 from

$296,000 during the same period in fiscal 2000. Scherer Labs' net sales increased 12% to $768,000 for the six months ended September 30, 2000 from $688,000 for the six months ended September 30, 1999.

    As a result of the increase in net sales, Scherer Labs' operating income increased to $119,000 for the second quarter of fiscal 2001 from $96,000 for the second quarter of fiscal 2000 and increased to $285,000 for the six months ended September 30, 2000 from $260,000 for the six months ended September 30, 1999.

CORPORATE

    The Company's operating expenses in the Corporate Segment decreased to $137,000 for the quarter ended September 30, 2000 from $194,000 for the quarter ended September 30, 1999. For the six months ended September 30, 2000, operating expenses in the Corporate Segment decreased to $330,000 from $392,000 for the same period in fiscal 2000. Certain administrative, accounting, management oversight and payroll services are performed by the Company's corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. The decrease of Corporate operating expenses is primarily due to the cost of the settlement of the lawsuit against the Company which was recorded during the six months ended
September 30, 1999 (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). The Company recorded $35,000 and $88,000 in expense related to the settlement, including associated legal fees, for the quarter and six months ended September 30, 1999, respectively. Additionally, beginning April 1, 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. Prior to April 1999, the Company did not provide salary compensation for Mr. Scherer's services. The Company does not allocate any revenues to the Corporate level.

    OTHER INCOME. The Company's interest income increased to $210,000 for the second quarter of fiscal 2001 from $156,000 for the second quarter of fiscal 2000 and increased to $452,000 for the six months ended September 30, 2000 from $344,000 for the six months ended September 30, 1999. The increase is primarily the result of an interest income related to interest bearing debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $3,300,000 at September 30, 2000, an increase of $1,611,000 from March 31, 2000. As of September 30, 1999, the Company recorded $2,000,000 of cash on hand as restricted for the investment in Econometrics (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). In October 1999 the investment in Econometrics' 8% 5 year convertible debentures was transacted. The investment in marketable securities, at fair market value, was $8,633,000 at September 30, 2000, as compared to $9,927,000 at March 31, 2000. The decrease is the result of $1,374,000 of marketable securities being redeemed and the net increase of the market value of the remainder of the portfolios. During the quarter ended September 30, 2000, the Company invested an additional $975,000 in investments. As a result of the decrease in investment in marketable securities of $1,294,000 and the increase in investments, the Company's working capital increased to $5,866,000 at September 30, 2000 from $4,089,000 at March 31, 2000. The
Company's long-term debt increased to $480,000 at September 30, 2000 from $287,000 at March 31, 2000. The primary reasons for these changes are discussed below.

    CASH FLOW FROM OPERATING ACTIVITIES. The Company's cash provided by operating activities from continuing operations totaled $1,788,000 for the first six months of fiscal 2001, as compared to $1,055,000 for the first six months of fiscal 2000. The increase is primarily due to increased sales of $1,148,000 at Bio Systems and Scherer Labs for the six months ended September 30, 2000, and the results at the corporate level of $107,000 more interest income and the reduction of administrative cost of $95,000 during the same six month period.

    CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES. The Company's investing activities used cash of $325,000 for the six months ended September 30, 2000, as compared to a use of cash of $4,304,000 for the six months ended September 30, 1999. In April 1999, the Company increased its investment in marketable securities by $1,919,000 when it made an additional investment in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years (see Note 4 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein). On October 5, 1999, the Company made a cash investment of $2,000,000 in Econometrics Inc. in the form of a five-year convertible debenture. As of September 30, 1999, the Company recorded $2,000,000 of cash on hand as restricted for the investment in Econometrics. (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). During the six months ended September 30, 2000, $1,374,000 of investments in marketable securities were redeemed and the Company invested $875,000 in investments carried on the equity method of accounting and $100,000 in other investments, at cost.

    Cash used for financing activities increased $202,000 for the six months ended September 30, 2000 verses a decrease of $70,000 for the six months ended September 30, 1999.

    Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand.

    EFFECTS OF ACCOUNTING STANDARDS Statement of Financial Accounting Standard, or "SFAS," No. 133, "Accounting of Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 may not be applied retroactively. SFAS
No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities--an Amendment of FASB No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or April 1, 2001 for the Company. We expect to implement SFAS Nos. 133, 137 and 138 for the fiscal year beginning April 1, 2001, and do not expect that the adoption of SFAS Nos. 133, 137 and 138 will have a material effect on our consolidated financial statements.

PART II. OTHER INFORMATION

    Item 1. LEGAL PROCEEDINGS

    In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the

Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ
Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's fourth amended complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court consolidated the Kovar Complaint and the Scherer Complaint. On
June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement to settle the case was reached whereby the Company paid Mr. Kovar $325,000 in a lump sum.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on September 15, 2000 for the purpose of electing Directors. The following persons were elected to the Company's Board of Directors. The vote totals are set forth opposite the name of each nominee for director.

                                                     For            Withheld
                                               ----------------   -------------
Stephen Lukas, Sr............................  3,339,249 shares   17,953 shares
Kenneth H. Robertson.........................  3,339,249 shares   17,953 shares
Robert P. Scherer, Jr........................  3,319,725 shares   37,477 shares
William J. Thompson..........................  3,339,199 shares   18,003 shares

    There were no broker non-votes with respect to the election of directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       Exhibit
         No.            Description
---------------------   -----------
  10.1                  10% Convertible Promissory Note dated             , by and
                        between Compliance1, Inc., a Delaware corporation, and
                        Scherer Healthcare, Inc., a Delaware corporation

  10.2                  Subscription Agreement dated April 5, 2000, by and between
                        Compliance1, Inc., a Delaware corporation, and Scherer
                        Healthcare, Inc., a Delaware corporation.

  27                    Financial Data Schedule

    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SCHERER HEALTHCARE, INC.
                                                       (Registrant)

Date: November 14, 2000                                /s/ ROBERT P. SCHERER, JR.
                                                       -------------------------------------------
                                                       Robert P. Scherer, Jr.
                                                       Chairman, Chief Executive Officer and
                                                       President

Date: November 14, 2000                                /s/ DONALD P. ZIMA
                                                       -------------------------------------------
                                                       Donald P. Zima
                                                       Vice President and Chief Financial Officer

                            SCHERER HEALTHCARE, INC.
                               INDEX OF EXHIBITS

               The following exhibit is being filed with this report.

Exhibit                                                                  Page
Number                            Description                           Number
-------   ------------------------------------------------------------  ------
 10.1     10% Convertible Promissory Note dated       , by and between
          Compliance1, Inc., a Delaware corporation, and Scherer
          Healthcare, Inc., a Delaware corporation                        17
 10.2     Subscription Agreement dated April 5, 2000, by and between
          Compliance1, Inc., a Delaware corporation, and Scherer
          Healthcare, Inc., a Delaware corporation.                       18
 27       Financial Data Schedule (included only in EDGAR filing)         19