Form 10-Q/A
period 2000-09-30
SCHERER HEALTHCARE INC
filed 2001-01-05
CIK 703598

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q/A

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

                     YES  /X/                      NO

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

            CLASS                          OUTSTANDING AS OF NOVEMBER 3, 2000
 -------------------------------           ----------------------------------
 Common Stock, $0.01 par value                         4,321,165

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000, for the quarter ended September 30, 2000, pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934.

PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         EXHIBIT NO.         DESCRIPTION
         -----------         -----------
            10.1             10% Convertible Promissory Note dated April 5, 2000,
                             by and between Compliance1, Inc., a Delaware
                             corporation, and Scherer Healthcare, Inc., a
                             Delaware corporation.

            10.2             10% Convertible Promissory Note dated July 1,
                             2000 by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation.

            10.3 Subscription Agreement dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation.

            27               Financial Data Schedule

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHERER HEALTHCARE, INC.
                                       (Registrant)


Date:   January 5, 2001                /s/ Robert P. Scherer, Jr.
                                       --------------------------
                                       Robert P. Scherer, Jr.
                                       Chairman, Chief Executive Officer and President


Date:   January 5, 2001                /s/ Donald P. Zima
                                       ------------------
                                       Donald P. Zima
                                       Vice President and Chief Financial Officer


                            SCHERER HEALTHCARE, INC.

                                INDEX OF EXHIBITS

             The following exhibit is being filed with this report.

Exhibit                                                                 Page
Number                               Description                       Number
------               ----------------------------------------------    ------
   10.1              10% Convertible Promissory Note dated April 5,
                     2000, by and between Compliance1, Inc., a          17
                     Delaware corporation, and Scherer Healthcare,
                     Inc., a Delaware corporation.

   10.2              10% Convertible Promissory Note dated July 1,
                     2000 by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare,
                     Inc., a Delaware corporation.

   10.3              Subscription Agreement dated April 5, 2000, by
                     and between Compliance1, Inc., a Delaware          18
                     corporation, and Scherer Healthcare, Inc., a
                     Delaware corporation.

   27                Financial Data Schedule (included only in EDGAR
                     filing)                                            19
