Form 10-Q
period 2000-12-31
SCHERER HEALTHCARE INC
filed 2001-02-14
CIK 703598

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission File No. 0-10552

SCHERER HEALTHCARE, INC.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-0688813 (I.R.S. Employer Identification No.)
120 Interstate North Parkway, S.E., Suite 305, Atlanta, Georgia (Address of principal executive offices)	30339 (including Zip Code)

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

    Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class Common Stock, $0.01 par value	Outstanding as of February 1, 2001 4,322,325

SCHERER HEALTHCARE, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2000

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2000 and 1999	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
	PART II. OTHER INFORMATION
6	Exhibits and Reports on Form 8-K	17
	SIGNATURES	18
	Index to Exhibits	19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	December 31, 2000	March 31, 2000
CURRENT ASSETS
Cash and cash equivalents	$4,598,000	$1,689,000
Accounts receivable, less allowance for doubtful accounts of $287,000 and $257,000, respectively	4,416,000	4,442,000
Interest receivable	246,000	248,000
Inventories	318,000	374,000
Prepaid and other	274,000	215,000

Total current assets	9,852,000	6,968,000

PROPERTY AND EQUIPMENT	9,855,000	8,670,000
Less accumulated depreciation	(5,247,000)	(4,328,000)

Net property and equipment	4,608,000	4,342,000

OTHER ASSETS
Intangibles, net	1,559,000	1,544,000
Cost in excess of net assets acquired, net	2,029,000	2,116,000
Investments	11,667,000	12,927,000
Deferred income taxes	380,000	119,000
Other	445,000	265,000
Net assets of discontinued operations	455,000	399,000

Total other assets	16,535,000	17,370,000

TOTAL ASSETS	$30,995,000	$28,680,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2000	March 31, 2000
CURRENT LIABILITIES
Accounts payable	$1,079,000	$1,017,000
Accrued expenses	1,442,000	1,571,000
Current maturities of debt obligations	281,000	263,000
Income taxes payable	—	1,000
Other	—	27,000

Total current liabilities	2,802,000	2,879,000

LONG-TERM DEBT, net of current maturities	565,000	288,000

OTHER LIABILITIES	112,000	150,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible preferred stock—$.01 par value, 2,000,000 shares authorized; 21,979 shares issued and outstanding at December 31, 2000 (21,992 at March 31, 2000)	—	—
Common stock—$.01 par value, 12,000,000 shares authorized; 4,712,194 shares issued at December 31, 2000 (4,712,115 at March 31, 2000); 4,321,165 shares outstanding at December 31, 2000 (4,337,163 at March 31, 2000)	47,000	47,000
Capital in excess of par value	21,958,000	21,456,000
Retained earnings	8,602,000	6,951,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders' equity	27,516,000	25,363,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,995,000	$28,680,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
NET SALES	$4,708,000	$4,220,000	$13,945,000	$12,309,000

COSTS AND EXPENSES
Cost of goods sold	2,957,000	2,634,000	8,644,000	7,392,000
Selling, general, and administrative	1,323,000	1,209,000	3,795,000	3,484,000
Discontinued operations	2,000	23,000	56,000	55,000
Litigation expense	—	—	—	298,000

Total costs and expenses	4,282,000	3,866,000	12,495,000	11,229,000

OPERATING INCOME	426,000	354,000	1,450,000	1,080,000

OTHER INCOME (EXPENSE)
Interest income	241,000	199,000	692,000	543,000
Equity in net losses of unconsolidated companies	(106,000)	—	(303,000)	—
Impairment charge for other investments, at cost	(380,000)	—	(380,000)	—
Other, net	1,000	20,000	2,000	59,000

Total other income (expense), net	(244,000)	219,000	11,000	602,000

INCOME BEFORE INCOME TAXES	182,000	573,000	1,461,000	1,682,000
PROVISION (BENEFIT) FOR INCOME TAXES	(229,000)	19,000	(190,000)	61,000

NET INCOME	$411,000	$554,000	$1,651,000	$1,621,000

Basic earnings per common share	$0.10	$0.13	$0.38	$0.37

Diluted earnings per common share	$0.09	$0.12	$0.36	$0.36

Weighted average common shares outstanding—basic	4,321,165	4,336,414	4,321,119	4,336,095

Weighted average common shares outstanding—diluted	4,532,590	4,541,492	4,532,544	4,548,138

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,651,000	$1,621,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,106,000	1,008,000
Deferred taxes	(261,000)	—
Equity in net losses of unconsolidated companies	303,000	—
Impairment charge for other investments, at cost	380,000	—
Other noncash charges and credits, net	30,000	28,000
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	(773,000)
Inventories	56,000	(26,000)
Other assets	(237,000)	(25,000)
Accounts payable and accrued expenses	(67,000)	(190,000)
Other liabilities	(66,000)	(172,000)

Net cash provided by operating activities of continuing operations	2,891,000	1,471,000
Net operating activities of discontinued operations	(56,000)	(55,000)

Net cash provided by operating activities	2,835,000	1,416,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(1,185,000)	(846,000)
Sale (purchase) of investments, at market value	2,192,000	(1,919,000)
Investments in unconsolidated companies, at equity	(1,515,000)	—
Other investments, at cost	(100,000)	(2,000,000)
Decrease in notes receivable	—	156,000
Other investing activities, net	387,000	(239,000)

Net cash used for investing activities	(221,000)	(4,848,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net issuances (repayment) of borrowings	295,000	(109,000)

CHANGE IN CASH AND CASH EQUIVALENTS	2,909,000	(3,541,000)
CASH AND CASH EQUIVALENTS, beginning of period	1,689,000	5,433,000

CASH AND CASH EQUIVALENTS, end of period	$4,598,000	$1,892,000

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

    Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

NOTE 2.

    The components of inventory at December 31, 2000 and March 31, 2000 consisted of the following:

	December 31, 2000	March 31, 2000
Finished products	$53,000	$68,000
Containers, packaging, and raw materials	314,000	355,000
LIFO reserve	(49,000)	(49,000)

Total	$318,000	$374,000

    Inventories are stated at the lower of net realizable value or cost using the last-in, first-out ("LIFO") method.

NOTE 3.

    Obligations under capital leases at December 31, 2000 and March 31, 2000 consisted of the following:

	December 31, 2000	March 31, 2000
Obligations under capital leases, due in varying installments through fiscal 2006	$846,000	$551,000
Less current maturities	281,000	263,000

Long-term debt	$565,000	$288,000

NOTE 4.

    The Company has the following investments at December 31, 2000 and March 31, 2000:

	December 31, 2000	March 31, 2000
Investments, at market value	$7,763,000	$9,927,000
Investments in unconsolidated companies, at equity	1,562,000	350,000
Other investments, at cost	2,342,000	2,650,000

	$11,667,000	$12,927,000

    The Company's investments, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices. The net unrealized holding gains or losses on these investments are reported under capital in excess of par value as other comprehensive income (loss) and were $421,000 and $502,000 for the three months and nine months ended December 31, 2000, respectively, and the accumulated balance was $(436,000) as of December 31, 2000.

    The amortized cost and fair market value of the Company's marketable securities are as follows:

	Amortized Cost	Net Unrealized (Loss)	Fair Market Value
December 31, 2000
Municipal bonds	$6,608,000	$(178,000)	$6,430,000
Corporate bonds	1,216,000	(129,000)	1,087,000
Common stock	28,000	—	28,000
Preferred stocks	298,000	(80,000)	218,000

Total	$8,150,000	$(387,000)	$7,763,000

March 31, 2000
Municipal bonds	$9,351,000	$(735,000)	$8,616,000
Corporate bonds	1,216,000	(129,000)	1,087,000
Preferred stocks	298,000	(74,000)	224,000

Total	$10,865,000	$(938,000)	$9,927,000

    The municipal bonds mature ranging from 2 years to 29 years and the corporate bonds mature ranging from 10 years to 25 years.

    The Company had investments in unconsolidated companies, recorded on the equity method of accounting, of $1,562,000 and $350,000 as of December 31, 2000, and March 31, 2000, respectively. The Company's equity in net losses of unconsolidated companies were $106,000 and $303,000 for the three and nine months ended December 31, 2000, respectively.

    The equity method of accounting is used for companies and other investments in which the Company has significant influence. Generally this represents common stock ownership, partnership equity or convertible rights of at least 20% and not greater than 50%, and for investments in corporate joint ventures and limited liability companies and partnerships regardless of ownership percentages. The Company has equity method investments in Compliance1, Inc., MedicareFacts, LLC, and Protocol Point of Care Laboratory Management, LLC ("Protocol"). Compliance1, Inc. manages the Health and Safety Information Service, a joint venture with the U.S. Department of Commerce, which facilitates agri-chemical and crop protection product compliance in cooperation with the U.S. Environmental Protection Agency and state departments of agriculture. Its internet-based solution consolidates the official up-to-date information needed by online market places to comply with federal, state, and local regulations. The Company's investment is in the form of three-year 10% secured convertible debentures in the aggregate principal amount of $1,165,000, which mature on various dates during 2003, and which converts, at the Company's option, into 34.2% of the outstanding common stock of Compliance1, Inc.

as of December 31, 2000. MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B secured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company's option, into 20% of the outstanding common stock of MedicareFacts, LLC as of December 31, 2000. Protocol provides a complete laboratory services solution to group physician practices and other healthcare providers. The Company's investment is in the form of a three-year 10% secured convertible debenture in the aggregate principal amount of $300,000 that matures in February 2003, and which converts, at the Company's option, into 12.4% of the outstanding common stock of Protocol as of December 31, 2000.

    The Company also has investments in Econometrics, Inc. and Renaissance Pharmaceuticals, Inc., which are recorded at historical cost under the cost method of accounting. Econometrics, Inc. is a database marketing company that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year 8% secured convertible debenture in the aggregate principal amount of $2,000,000 that matures in October 2004 and a three-year 10% convertible debenture for $100,000, plus warrants to purchase common stock, that matures in June 2003. As of December 31, 2000, the $2,100,000 in debentures convert into 23% of the outstanding common stock of Econometrics, Inc. However, because the 23% is considered temporary, the Company will continue to record this investment at cost. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company has a direct investment of $650,000 in Renaissance Pharmaceuticals, Inc. for 2.5% of the outstanding common stock as of December 31, 2000. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals, Inc. due to a revised valuation by the management of Renaissance Pharmaceuticals, Inc. in connection with Renaissance Pharmaceuticals, Inc.'s $5.2 million convertible preferred stock offering.

NOTE 5.

    In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the Company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On September 26, 1992, the Company filed a complaint against Mr. Kovar, his wife, and other persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Scherer Complaint"). On November 15, 1993, the Court

consolidated the Kovar Complaint and the Scherer Complaint. On June 9, 1997, all defendants in the Kovar Complaint filed motions for summary judgment. On January 23, 1998, the Court denied the motion for summary judgment filed by the Company and Med X, but granted the motion filed by the individual defendants in the Kovar Complaint. Between the date the Kovar Complaint was filed and the date of the orders on summary judgment, the consolidated action progressed slowly, and at times was essentially dormant. Subsequent to the ruling on the motions for summary judgment, settlement discussions began. On October 26, 1999, counsel for the parties attended a mediation with a Senior Judge in the Court of Common Pleas of Bucks County, Pennsylvania to attempt to settle the case. After negotiation and discussion, an agreement in principle to settle the case was reached whereby the Company agreed to pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed. The Company recorded $210,000 related to this settlement under litigation expense in the accompanying condensed consolidated financial statements for the nine months ended December 31, 1999. The balance of the expense related to the amount of the settlement was accrued by the Company in prior periods.

    On August 28, 1998, Amy M. Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there had been no Title VII violation. On December 22, 1998, the EEOC notified the Company it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $88,000 in expense related to the settlement, including associated legal fees, under litigation expense in the accompanying condensed consolidated financial statements for the nine months ended December 31, 1999. The balance of the expenses related to this settlement were accrued for in prior periods. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. Ms. Murphy dismissed the lawsuit and retracted her allegations against the Company and Mr. Scherer.

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

Recent Developments

    On June 16, 2000, the Company increased its investment in Econometrics, Inc. in the form of a three-year 10% convertible debenture in the aggregate principal amount of $100,000 for a total investment of $2,100,000 as of December 31, 2000. Up to the date Econometrics, Inc. pays the debenture in full, the Company has the right to convert up to the entire principal balance of this $100,000 and any accrued interest into common stock of Econometrics, Inc. at a conversion price of $.50 per share.

    During the first two quarters of fiscal 2001, the Company invested an additional $875,000 in Compliance1, Inc., and on December 13, 2000, the Company invested an additional $240,000 in Compliance1, Inc. The Company's investment is in the form of three-year 10% convertible notes (the "Notes"), in the aggregate principal amount of $1,165,000, which mature on various dates in 2003. Compliance1, Inc. agreed to pay interest on the unpaid principal amount of the Notes at a rate of ten percent (10%) per annum. Compliance1, Inc. has the right to prepay, in whole or in part, the outstanding principal balance of each of the Notes after the first anniversary of each Note, provided, however, that the Company may, within a thirty day period, as well as at any other time on demand, convert the Notes into common stock of Compliance1, Inc. The conversion of the Notes would result in the Company receiving 34.2% of the 12,585,540 shares of Compliance1, Inc. common stock outstanding, on a fully diluted basis as of December 31, 2000.

    On October 15, 2000, the Company invested $400,000 in MedicareFacts, LLC. The Company's investment is in the form of a 10% convertible promissory note which matures on October 3, 2002. MedicareFacts has the right to prepay, in whole or in part, the outstanding principal balance upon a thirty day written notice. The Company may within thirty days of notice of prepayment, as well as at any other time on demand, convert the note into membership units of MedicareFacts, LLC. As of the date of the investment, the conversion of the note would result in the Company receiving 750,000 units (20%) of the 3,750,000 units authorized.

Results of Operations

Net Sales and Operating Income (Loss).

    The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
NET SALES:
Waste Management Services Segment	$4,346,000	$3,923,000	$12,815,000	$11,324,000
Consumer Healthcare Products Segment	362,000	297,000	1,130,000	985,000

Company Totals	$4,708,000	$4,220,000	$13,945,000	$12,309,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$601,000	$565,000	$1,844,000	$1,597,000
Consumer Healthcare Products Segment	117,000	94,000	402,000	365,000
Corporate	(292,000)	(305,000)	(796,000)	(882,000)

Company Totals	$426,000	$354,000	$1,450,000	$1,080,000

    The Company's net sales increased 12% to $4,708,000 for the third quarter of fiscal 2001 from $4,220,000 for the third quarter of fiscal 2000. The Company's operating income increased 20% to $426,000 for the third quarter of fiscal 2001 from $354,000 for the third quarter of fiscal 2000. The Company's cost of goods sold of the Waste Management Services Segment is made up of direct labor and related costs and benefits to collect and process waste, vehicle and equipment maintenance, repair and depreciation, waste disposal costs and interest on capital leases used to finance vehicle acquisitions. The cost of goods sold for the Consumer Healthcare Products Segment is made up of the cost of materials for products distributed and the related shipping expenses. The Company's cost of goods sold on a consolidated basis for the quarter ended December 31, 2000, and December 31, 1999, was 63% and 62%, respectively, of net sales. Selling, general and administrative expenses decreased to 28% of net sales for the third quarter of fiscal 2001 from 29% for the third quarter of fiscal 2000 on a consolidated basis. Selling, general and administrative expenses in both of the Company's business segments is made up of:

  •
  management, administrative and office compensation, related costs and benefits, and

  •
  utilities, insurance, property depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

    The Company's net sales increased 13% to $13,945,000 for the nine months ended December 31, 2000 from $12,309,000 for the nine months ended December 31, 1999. The Company's operating income increased 34% to $1,450,000 for the first nine months of fiscal 2001 from $1,080,000 for the first nine months of fiscal 2000; however, the operating income for the nine months ended December 31, 1999 includes $298,000 in expense associated with the settlement of two lawsuits against the Company (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Cost of goods sold increased to 62% of net sales for the nine months ended December 31, 2000 from 60% of net sales for the nine months ended December 31, 1999. Selling, general and administrative expenses decreased to 27% of net sales for the nine months ended December 31, 2000 from 29% of net sales for the nine months ended December 31, 1999. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 11% to $4,346,000 for the third quarter of fiscal 2001 from $3,923,000 for the third quarter of fiscal 2000. Bio Systems' net sales increased 13% to $12,815,000 for the nine months ended December 31, 2000 from $11,324,000 during the same period in fiscal 2000. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Bio Systems added nine new hospital contracts in the third quarter of fiscal 2001, and added a total of 21 new hospital contracts in the first nine months of fiscal 2001. It is expected that these 21 new hospital contracts, which have a term of at least one year, will contribute an aggregate of more than one million dollars in revenue during fiscal 2001. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices for its sharps disposal services with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers. In fiscal 2000, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $77,000 to $210,000 in the third quarter of fiscal 2001, as compared to $133,000 in the third quarter of fiscal 2000. For the nine months ended December 31, 2000, net sales for laboratory and surgical fluid waste increased 69% to $559,000 from $331,000 for the nine months ended December 31, 1999. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market although the market is relatively small compared to Bio Systems' core business of sharps disposal.

    Bio Systems' operating income increased to $601,000 for the quarter ended December 31, 2000 from $565,000 for the quarter ended December 31, 1999. Bio Systems' cost of goods sold for the third quarter of fiscal 2001 and 2000, was 64% of its net sales. Starting in early fiscal 1998 and continuing through the current period, Bio Systems has had substantial new hospital activity adding 22 new hospitals in fiscal year 1998, 24 new hospitals in fiscal year 1999, 25 new hospitals in fiscal year 2000, and 16 new hospitals during the first nine months of fiscal year 2001. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers. The average cost of hardware per new installation is $6,000 and the average payroll cost for a new installation is $2,000. Although Bio Systems continues to increase revenue through new hospital contracts, the pricing pressures discussed above combined with certain contract restrictions have hampered Bio Systems' ability to effectively absorb these costs and expenses as compared to prior periods. Additionally, Bio Systems' costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste discussed above. Disposal costs rate increases amounted to $40,000 more for the third quarter of fiscal year 2001 than was paid for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, the Company's costs increased $110,000 over the disposal costs paid for the first nine months of fiscal year 2000. The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems' processing facility is not currently equipped to process these larger containers. In future periods, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that is not expected to be material to Bio Systems' results of operations. The cost to up-grade the Company's processing facility to handle the large containers is estimated to be $500,000.

Selling, general and administrative expenses remained at 22% of Bio System's net sales for the quarter ended December 31, 2000 and December 31, 1999.

    Bio Systems' operating income increased 15% to $1,844,000 for the nine months ended December 31, 2000 from $1,597,000 for the nine months ended December 31, 1999; however, the nine months ended December 31, 1999 includes $210,000 in expense associated with the settlement of a lawsuit (see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Primarily due to the reasons discussed above, Bio System's cost of goods sold for the nine months ended December 31, 2000, as a percentage of its net sales was 64% compared to 62% for the nine months ended December 31, 1999. Bio System's selling, general and administrative expenses remained at 22% of net sales for the first nine months of fiscal 2001 and 2000.

Consumer Healthcare Products Segment

    Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 22% to $362,000 for the third quarter of fiscal 2001 from $297,000 during the same period in fiscal 2000. Scherer Labs' net sales increased 15% to $1,130,000 for the nine months ended December 31, 2000 from $985,000 for the nine months ended December 31, 1999. Increased sales are mostly the result of increased volume with existing customers plus some new customers added in the third quarter of fiscal 2001.

    As a result of the increase in net sales, Scherer Labs' operating income increased 24% to $117,000 for the third quarter of fiscal 2001 from $94,000 for the third quarter of fiscal 2000 and increased 10% to $402,000 for the nine months ended December 31, 2000 from $365,000 for the nine months ended December 31, 1999.

Corporate

    The Company's operating expenses in the Corporate Segment decreased to $292,000 for the quarter ended December 31, 2000 from $305,000 for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, operating expenses in the Corporate Segment decreased to $796,000 from $882,000 for the same period in fiscal 2000. Certain administrative, accounting, management oversight and payroll services are performed by the Company's corporate office. The Corporate operating expenses primarily include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. The salaries and wages decreased from $130,000 for the third quarter of fiscal 2000 to $96,000 for the third quarter of fiscal 2001 and from $336,000 for the first nine months of fiscal 2000 to $268,000 for the first nine months of fiscal 2001 primarily due to the reduction of full-time employees and the use of part-time personnel for those positions. Rent expense increased to $30,000 and $70,000 for the third quarter of fiscal 2001 and for the first nine months of fiscal 2001, respectively, from $19,000 and $57,000 for the third quarter of fiscal 2000 and for the first nine months of fiscal 2000, respectively, primarily due to paying rent on new space not occupied until January 2001 while continuing to pay for old space under a lease which expired in January 2001. Professional accounting and legal fees decreased from $43,000 for the third quarter of fiscal 2000 to $24,000 for the third quarter of fiscal 2001 and from $102,000 for the first nine months of fiscal 2000 to $72,000 for the first nine months of fiscal 2001 primarily due to the reduction of legal fees incurred for matters that arose during the third quarter and first nine months of fiscal 2000.

Other Income.

    Primarily as a result of the interest income associated with investments in Econometrics, Inc., Compliance1, Inc., Protocol, LLC, and MedicareFacts, LLC, the Company's interest income increased to $241,000 for the third quarter of fiscal 2001 from $199,000 for the third quarter of fiscal 2000 and increased to $692,000 for the nine months ended December 31, 2000 from $543,000 for the nine months ended December 31, 1999. The Company recognized equity in net losses of unconsolidated companies of $106,000 and $303,00 for the third quarter of fiscal 2001 and for the nine months ended December 31, 2000, respectively, relating to its equity method investments in Compliance1, Inc., Protocol, LLC, and MedicareFacts, LLC (See Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). The Company also recognized a $380,000 impairment charge in the quarter ended December 31, 2000, relating to a write down of an investment recorded under the cost method of accounting.

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $4,598,000 at December 31, 2000, an increase of $2,909,000 from March 31, 2000. Since March 31, 2000, the Company has made additional investments of $100,000 in Econometrics, Inc. and $1,115,000 in Compliance1, Inc. The Company has also made a new investment of $400,000 in MedicareFacts, LLC (see Recent Developments above). Also, since March 31, 2000, the Company has sold $2,192,000 of marketable securities which increased cash and cash equivalents. The Company's working capital increased to $7,050,000 at December 31, 2000, from $4,089,000 at March 31, 2000. This increase was primarily for the reasons described below and the result of investment transactions described above.

Cash Flow from Operating Activities.

    The Company's cash provided by operating activities from continuing operations totaled $2,891,000 for the first nine months of fiscal 2001, as compared to $1,471,000 for the first nine months of fiscal 2000. The increase is primarily due to increased sales of $1,636,000 at Bio Systems and Scherer Labs for the nine months ended December 31, 2000, and a $150,000 increase in interest income at the corporate level.

Cash Flows from Investing and Financing Activities.

    The Company's investing activities used cash of $221,000 for the nine months ended December 31, 2000, as compared to a use of cash of $4,848,000 for the nine months ended December 31, 1999. During the nine months ended December 31, 1999, the Company increased its investment in marketable securities by $1,919,000 when it made an additional investment in fixed income government bonds and the Company made a cash investment of $2,000,000 in Econometrics, Inc. in the form of a five-year convertible debenture (see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). For the nine months ended December 31, 2000, the Company acquired in its Waste Management Services Segment new vehicles, factory machinery and equipment, office equipment and containers amounting to $1,185,000, and the Company sold fixed income government bonds for $2,192,000 and made additional investments in unconsolidated companies, at equity of $1,515,000 and an additional investment in other investments, at cost of $100,000 (see Note 4 of Notes to Condensed Consolidated Financial Statements, included elsewhere herein and Recent Developments above).

    Cash used for financing activities increased by $295,000 for the nine months ended December 31, 2000, caused by capital lease financing of new vehicles. For the nine months ended December 31, 1999, cash flow from financing activities decreased by $109,000 when the Company paid off certain capital leases.

    Management of the Company believes that its current cash on hand and its current and future cash flow is sufficient to maintain its operations on a short term and long term basis. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand including possible investment and acquisition opportunities.

Effects of Accounting Standards

    Statement of Financial Accounting Standard, or "SFAS," No. 133, "Accounting of Derivative Instruments and for Hedging Activities," as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively and is effective for all fiscal years beginning after June 15, 2000, or April 1, 2001 for the Company. The Company expects to implement SFAS Nos. 133 for the fiscal year beginning April 1, 2001, and does not expect that its adoption will have a material effect on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin, or "SAB", No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Staff believes that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is final or determinable, and collectibility is reasonably assured. The Company will adopt these guidelines on January 1, 2001 and does not expect the adoption will have a material effect on its consolidated financial statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
10.1	10% Series B Convertible Promissory Note date October 15, 2000, by and between Medicare Facts, LLC, a Delaware LLC, and Scherer Healthcare, Inc, a Delaware corporation.
10.2	Subscription Agreement dated October 15, 2000, by and between Medicare Facts, LLC, a Delaware LLC, and Scherer Healthcare, Inc., a Delaware corporation.
  (b)
  Reports on Form 8-K.

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERER HEALTHCARE, INC. (Registrant)
Date: February 14, 2001	/s/ ROBERT P. SCHERER, JR. Robert P. Scherer, Jr. Chairman, Chief Executive Officer and President
Date: February 14, 2001	/s/ DONALD P. ZIMA Donald P. Zima Vice President and Chief Financial Officer

SCHERER HEALTHCARE, INC.

Index of Exhibits

The following exhibit is being filed with this report.

Exhibit Number	Description	Page Number
10.1	10% Series B Convertible Promissory Note date October 15, 2000, by and between Medicare Facts, LLC, a Delaware LLC, and Scherer Healthcare, Inc, a Delaware corporation.	17
10.2	Subscription Agreement dated October 15, 2000, by and between Medicare Facts, LLC, a Delaware LLC, and Scherer Healthcare, Inc., a Delaware corporation.	18

QuickLinks

SCHERER HEALTHCARE, INC. Quarterly Report on Form 10-Q For the Quarter Ended December 31, 2000 Table of Contents
  PART I. FINANCIAL INFORMATION Item 1. Financial Statements
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) ASSETS
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SCHERER HEALTHCARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
SCHERER HEALTHCARE, INC. Index of Exhibits The following exhibit is being filed with this report.