Form 10-K
period 2001-03-31
SCHERER HEALTHCARE INC
filed 2001-06-28
CIK 703598

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

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

YES /x/  NO / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant on June 4, 2001 was $4,902,792. There were 4,322,497 Shares of Common Stock outstanding on June 4, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Parts I and III of this report.

SCHERER HEALTHCARE, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2001

SCHERER HEALTHCARE, INC.

FORM 10-K

PART I

    In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward- looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

Overview

    Scherer Healthcare, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 18, 1981, as the successor to Aloe Creme Laboratories, Inc., incorporated on February 7, 1953. The Company's Common Stock is listed on The Nasdaq National Market under the symbol "SCHR".

    The Company, through its subsidiaries, operates in two business segments. The Company's waste management services segment assists hospitals, clinics, doctors, and other health care facilities with the containment, control, collection and processing of sharp-edged medical waste such as needles, syringes, razors, scissors and scalpels. The consumer healthcare products segment distributes brand name and generic over-the-counter health care products. At March 31, 2001, the following wholly-owned subsidiaries operated within the Company's two business segments:

    Waste Management Services Segment:

    (a)  BioWaste Systems, Inc., a Georgia corporation.

    (b)  Medical Waste Systems, Inc., a Delaware corporation.

    Consumer Healthcare Products Segment:

    Scherer Laboratories Inc., a Texas corporation.

    As used herein, the term "Company" includes Scherer Healthcare, Inc. and, where appropriate, its subsidiaries.

Financial Information Relating to Segment Operations

    Set forth below is certain financial information with respect to each of the Company's operating segments.

	Year Ended March 31,
	2001	2000	1999
Net Sales:
Waste Management Services Segment	$17,278,000	$15,435,000	$14,123,000
Consumer Healthcare Products Segment	1,460,000	1,353,000	872,000

Total	$18,738,000	$16,788,000	$14,995,000

Operating Income (Loss):
Waste Management Services Segment	$1,712,000	$1,656,000	$1,907,000
Consumer Healthcare Products Segment	507,000	460,000	215,000
Corporate	(789,000)	(698,000)	(496,000)

Total	$1,430,000	$1,418,000	$1,626,000

Identifiable Assets:
Waste Management Services Segment	$13,201,000	$12,708,000	$11,821,000
Consumer Healthcare Products Segment	236,000	228,000	115,000
Corporate (a)	17,592,000	15,774,000	16,041,000

Total	$31,029,000	$28,680,000	$27,977,000

Depreciation Expense:
Waste Management Services Segment	$1,228,000	$1,069,000	$1,016,000
Consumer Healthcare Products Segment	2,000	3,000	2,000
Corporate	46,000	45,000	42,000

Total	$1,276,000	$1,117,000	$1,060,000

Capital Expenditures:
Waste Management Services Segment	$1,509,000	$1,344,000	$1,105,000
Consumer Healthcare Products Segment	2,000	3,000	4,000
Corporate	2,000	28,000	24,000

Total	$1,513,000	$1,375,000	$1,133,000

(a)
Amount includes net assets of discontinued operations of $472,000, $399,000, and $326,000 for the years ending March 31, 2001, 2000, and 1999, respectively.

    The Company recorded interest income at Corporate of $806,000, $738,000, and $687,000 for the years ending March 31, 2001, 2000, and 1999, respectively.

Waste Management Services Segment

    Overview.  The Company operates its waste management services segment through Bio Waste Systems, Inc. and Medical Waste Systems, Inc. (collectively, "Bio Systems"). Each of these companies is wholly-owned by the Company.

    Services.  Bio Systems provides special waste handling and logistical services to hospitals, doctors' offices, clinics and other health care facilities including the biotechnology industry. These services are principally focused on assisting these facilities with the proper containment, control, collection and processing of sharp-edged medial waste or "sharps". Bio Systems provides its services in ten Northeastern and Mid-Atlantic, states, plus the District of Columbia.

    The risk of AIDS and other blood borne disease such as hepatitis, coupled with public concerns regarding the safe packaging, transportation and disposal of medical waste, has for many years been mandated by federal, state and local governmental regulatory agencies. Sharps medical waste poses a threat to health care workers and the public because of its potential to transmit disease. Consequently, health care facilities have worked to improve the safety of their sharps waste management systems, however, many have found that an in-house system may not be the most cost effective method for their sharps disposal.

    Bio Systems' sharps management programs are designed to reduce a medical facility's costs and risks associated with sharps disposal. Bio Systems incorporates reusable containers of various sizes and designs in its systems, which are installed by Bio Systems' personnel at the locations within a medical facility where sharps are discarded. These reusable containers provide a medical facility with a cost effective and environmentally friendly alternative to traditional disposable plastic containers. Bio Systems' personnel periodically collect and replace the containers at the point of use and then transport the full containers to Bio Systems' processing facility where they are emptied and decontaminated for reuse.

    Bio Systems maintains a fleet of licensed trucks and trailers to transport medical waste to its processing facility, where the waste is sterilized, pulverized and made available for recycling or disposal via landfill or incineration. Bio Systems' medical waste processing operations are located at its processing facility in Farmingdale, New York. Bio Systems uses its facility located near Philadelphia, Pennsylvania to assemble, manage and store its reusable medical waste containers. Bio Systems operates a transfer station in Haverhill, Massachusetts.

    Bio Systems also provides medical waste management services designed for medical clinics, physicians' offices and other facilities that generate relatively small quantities of regulated medical waste (small quantity generators). Bio Systems provides these customers with both a reusable container for sharps and a specially designed corrugated box for non-sharp regulated medical waste. This service for small quantity generators includes pick-up, removal and disposal of the medical waste.

    Sales and Marketing.  Bio Systems markets its services, which are not seasonal and are not subject to backlog, via a direct sales force and supports its programs with experienced account managers and field operations managers. In addition, it has refined its presence on the Internet and plans to use this channel as an additional marketing tool. Bio Systems operates 365 days a year.

    Bio Systems' management believes that the trend toward consolidation of hospitals, medical clinics and physicians' offices into managed health care networks provides companies with existing medical facility contracts, such as Bio Systems, an advantage in securing contracts with newly affiliated network members.

    Customers.  Bio Systems' customers include hospitals, nursing homes, medical clinics, physicians and laboratories. Services to hospitals are typically provided under contracts with a term of at least one year. As of March 31, 2001, Bio Systems had contracts with 265 hospitals including agreements with the Greater New York Hospital Association, New Jersey Hospital Association, and seven of the largest hospital networks in the Northeast. Additionally, Bio Systems provides medical services to over 3,500 small quantity generators, including medical clinics, laboratories, and physicians' offices.

    No single customer accounted for over 10% of Bio Systems' net sales during the years ending March 31, 2001, 2000, and 1999.

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

    Regulation.  The medical waste industry is subject to a variety of federal, state and local regulations regarding its collection, transport, processing, and disposal. Bio Systems has obtained licenses or authorizations from the appropriate governmental regulatory agencies to operate its processing and transfer facilities in Farmingdale, New York and Haverhill, Massachusetts.

    New regulations are frequently promulgated, compliance with which could have a material adverse effect on Bio Systems' business. Management is not aware of any pending regulations in Bio Systems' market areas that would have such a material adverse effect.

    Employees.  At March 31, 2001, Bio Systems had 172 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 82% of Bio Systems' employees. Bio Systems entered into a three-year collective bargaining agreement in June 1999 with the union for its New York employees, a three-year agreement in October 1999 with the union for its Pennsylvania employees, and a two-year agreement in August 1999 with a union for its Massachusetts employer.

Consumer Healthcare Products Segment

    Overview.  In 1981, the Company acquired Scherer Laboratories, Inc. ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs distributes its own brand name over-the-counter healthcare products. These products are primarily used for treatment of colds and coughs, eye and ear irritations and insect bites. Scherer Labs' products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 1.5% of total annual sales.

    Scherer Labs shares office and warehouse space with the Company at the Company's corporate headquarters in Atlanta, Georgia and has a sales and marketing office located in Dallas, Texas. At March 31, 2001, Scherer Labs had three full-time employees. One employee, who works from the Dallas, Texas office, administers all sales, marketing, and purchasing. The other employees, who work from the Atlanta, Georgia facility, administer all customer service, warehouse and distribution functions and also perform certain accounting functions, including order processing, accounts receivable, and inventory control.

    Seasonality.  The sales of most of Scherer Labs' products are evenly distributed throughout the year. However, the majority of three of Scherer Labs' products are purchased by consumers during the summer months. As a result of this seasonal activity, approximately 30% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

    Customers.  Scherer Labs markets its products primarily to drug and food stores, mass-market retailers, drug wholesalers, and government agencies. Sales to Wal-Mart Stores, Inc. represented approximately 58%, 50%, and 37% of total sales for the years ending March 31, 2001, 2000, and 1999, respectively. These sales were through McKesson HBOC, Wal-Mart's primary wholesaler, and account for over 80% of McKesson HBOC's total purchases from Scherer Labs. The loss of Wal-Mart's business would have a material adverse effect on Scherer Labs' ability to continue to operate profitably.

In total, sales to McKesson HBOC represented approximately 68% of Scherer Labs' total sales in the year ended March 31, 2001. In the years ending March 31, 2000 and 1999, sales to Albertsons, Inc. represented approximately 10% and 13% of Scherer Labs' total sales, respectively.

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

    The remaining property and equipment of Biofor primarily consists of 29 acres of vacant land, a 30,000 square foot building on 5.5 acres of land owned by Biofor, and computer and laboratory equipment. The Company intends to sell the remaining assets of Biofor, which have been written down to their estimated net realistic value, but it anticipates that it may take several years to sell all of the assets.

Cash Investments

Econometrics, Inc.:

  The Company has a $2.15 million investment in Econometrics, Inc., a database marketing company that manages its own national consumer database of 180 million customers and links marketers to its national database through the Internet. The investment is in the form of a five-year convertible debenture bearing interest at 8% and convertible notes and warrants. The investment is convertible into 24.5% of the outstanding common stock of Econometrics, Inc. as of March 31, 2001.

Compliance1, Inc. (formerly GetinCompliance.com):

  The Company has a $1,165,000 investment in Compliance1, Inc. (formerly GetinCompliance.com), a privately funded company that markets and distributes regulatory information on behalf of the

  U.S. Department of Commerce. The investment is in the form of convertible notes that convert into approximately 34.2% ownership as of March 31, 2001.

MedicareFacts, LLC:

  The Company has a $400,000 investment in Series B convertible notes of MedicareFacts, LLC, a privately funded company that designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims. The investment is convertible into 20% of the outstanding common shares as of March 31, 2001.

Renaissance Pharmaceuticals, Inc.:

  The Company has a $650,000 cash investment in the form of common shares of Renaissance Pharmaceuticals, Inc., a pharmaceutical development firm, which is equal to 2.5% of the outstanding common shares.

Protocol Point of Care Laboratory Management, LLC:

  The Company has a $300,000 investment in Protocol Point of Care Laboratory Management, LLC, a company that provides a complete laboratory services solution to group physician practices and other healthcare providers. The investment is in the form of three-year secured debenture bearing interest at 10%, convertible into common shares equal to 12.4% of the voting interest.

ITEM 2. PROPERTIES

    The Company's major facilities follow:

  Waste Management Services Segment:

      Bio Waste Systems, Inc.

      Farmingdale, New York—17,000 square foot facility leased by Bio Waste Systems, Inc. which includes 3,000 square feet of administrative office space and 14,000 square feet of space housing Bio Systems' medical waste processing operations.

      Medical Waste Systems, Inc.

      Haverhill, Massachusetts—4,000 square foot transfer station leased by Medical Waste Systems, Inc.

  Consumer Healthcare Products Segment:

      Scherer Laboratories, Inc.

      Plano, Texas—300 square foot facility leased by Scherer Labs and used as a sales office. This facility was closed in April, 2001.

          Occupies a portion of the 5,300 square feet and warehouse space leased by Corporate in Atlanta, Georgia.

  Corporate Segment:

      Scherer Healthcare, Inc.

      Atlanta, Georgia—1,540 square feet of leased office space.

      Atlanta, Georgia—5,300 square feet of leased office and warehouse space. The warehouse space is used by Scherer Laboratories, Inc.

      Biofor, Inc.

      Waverly, Pennsylvania—29 acres of vacant land and a 30,000 square foot building on 5.5 acres of land owned by Biofor. This property currently is not used and is for sale.

    The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to certain legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effects on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to security holders for vote during the quarter ended March 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

    The names, ages at June 1, 2001, and current positions of the Company's current executive officers and by each person who served as an officer at December 31, 2000, are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Name and Age	Positions with the Company
Robert P. Scherer, Jr., 68	Director of the Company since 1977; Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1995; President of the Company since May 1998. A Director, executive officer and controlling stockholder of RPS Investments, Inc. since its formation.
Donald P. Zima, 68
Vice President and Chief Financial Officer since joining the Company June 26, 2000. Prior to joining the Company, Mr. Zima was Chief Financial Officer of Servidyne Systems, Inc. from April 1999 to June 2000, Chief Financial Officer of Sybra, Inc. from October 1996 to April 1999 and Financial Manager for ACOG from February 1996 to October 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

    At March 31, 2001, there were approximately 1,898 shareholders of record of the Company's common stock. The Company's common stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low
First Quarter	$4.000	$3.312	$4.250	$2.750
Second Quarter	4.438	3.188	4.375	2.875
Third Quarter	4.000	3.062	3.625	2.375
Fourth Quarter	4.437	3.375	4.000	2.875

    On June 4, 2001, the closing price of the Common Stock was $3.25.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 2001, are derived from the audited consolidated financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of the Company as of March 31, 2001 and 2000, and for each of the years in the three year period ended March 31, 2001, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.

SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

	Year Ended March 31,
	2001	2000	1999	1998	1997
Net sales	$18,738	$16,788	$14,995	$13,853	$3,112
Cost of goods sold	$11,754	$10,249	$8,796	$8,008	$7,633
Selling, general, and administrative expenses	$5,554	$4,823	$4,406	$4,811	$4,961
Litigation settlements	$—	$298	$167	—	—
Operating income	$1,430	$1,418	$1,626	$1,034	$518
Other income (expense), net	$(463)	$830	$772	$491	$(68)
Income before income taxes	$967	$2,248	$2,398	$1,525	$446
Income before income taxes per share—basic	$0.22	$0.47	$0.54	$0.35	$0.10
Income before income taxes per share—diluted	$0.21	$0.45	$0.51	$0.33	$0.10
Gain (loss) from discontinued operations	$—	$—	$—	$4,497	$(707)
Net income (loss)	$1,499	$2,046	$2,321	$6,001	$(261)
Basic net income (loss) per common share	$0.35	$0.47	$0.54	$1.39	$(0.06)
Diluted net income (loss) per common share	$0.33	$0.45	$0.51	$1.32	$(0.06)
Weighted average shares outstanding—basic	4,321	4,336	4,330	4,314	4,302
Weighted average shares outstanding—diluted	4,542	4,548	4,566	4,530	4,418
Total assets	$31,029	$28,680	$27,977	$25,792	$21,370
Capital lease obligations, net of current maturities	$651	$438	$729	$1,011	$2,371
Stockholders' equity	$27,521	$25,363	$24,268	$21,916	$15,963
Cash dividends	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Results of Operations

    Net Sales and Operating Income (Loss).  The following table sets forth the net sales and operating income (loss) for each segment of the Company's business for the last three fiscal years:

	Year Ended March 31,
	2001	2000	1999
NET SALES:
Waste Management Services Segment	$17,278,000	$15,435,000	$14,123,000
Consumer Healthcare Products Segment	1,460,000	1,353,000	872,000

Company Totals	$18,738,000	$16,788,000	$14,995,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$1,712,000	$1,656,000	$1,907,000
Consumer Healthcare Products Segment	507,000	460,000	215,000
Corporate	(789,000)	(698,000)	(496,000)

Company Totals	$1,430,000	$1,418,000	$1,626,000

Fiscal 2001 vs. Fiscal 2000

    The Company's net sales increased by 12% to $18,738,000 for the year ended March 31, 2001, from $16,788,000 for the year ended March 31, 2000. The Company's operating income increased 1% to $1,430,000 for the year ended March 31, 2001, from $1,418,000 for the year ended March 31, 2000. The Company's cost of goods sold increased to 63% of net sales for the year ended March 31, 2001, from 61% of net sales for the year ended March 31, 2000. The Company's selling, general, and administrative expenses increased to 30% of net sales for the year ended March 31, 2001, from 29% of net sales for the year ended March 31, 2000.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

    Net sales in the Company's waste management services segment, which operates through Bio Systems, increased 12% to $17,278,000 for the year ended March 31, 2001, from $15,435,000 for the year ended March 31, 2000. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers and price increases initiated for contract renewals. Additionally, the industry trend toward the formation of hospital networks and Bio Systems' success in marketing its services to these networks have enhanced Bio Systems' sales and market share growth.

    Bio Systems' operating income increased 3% to $1,712,000 for the year ended March 31, 2001, from $1,656,000 for the year ended March 31, 2000. Bio Systems' cost of goods sold increased to 65% of its net sales for the year ended March 31, 2001, from 63% of net sales for the year ended March 31, 2000. Cost of goods sold is primarily comprised of: direct labor and related costs and benefits to collect and process waste amounting to 31% of net sales; vehicle and equipment maintenance, repair, capital lease financing, and depreciation amounting to 5% of net sales; waste disposal costs amounting to 12% of net sales; and warehouse expenses amounting to 6% of net sales. Selling, general, and administrative expenses as a percentage of Bio Systems' net sales increased to 25% for the year ended March 31, 2001, from 24% for the year ended March 31, 2000. Selling, general, and administrative expenses are primarily comprised of: management, administrative and office compensation, related costs and benefits; and utilities, insurance, property taxes, depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses. Starting early in the year ended March 31,1999, and continuing through the year ended March 31, 2001, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses with respect to those accounts. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the addition of personnel and medical waste transportation vehicles needed to service the new hospital accounts.

Consumer Healthcare Products Segment

    Net sales for Scherer Labs, which operates in the Company's consumer healthcare products segment, increased 8% to $1,460,000 for the year ended March 31, 2001, from $1,353,000 for the year ended March 31, 2000. The increase in Scherer Labs' net sales is due primarily to the following factors: (i) the general increase in the level of business for the year ended March 31, 2001, (ii) extension of the contract with Wal-Mart, and (iii) the addition of CVS Corporation's southeastern stores initially selling just one of Scherer Lab's products.

    Scherer Labs' operating income increased to $507,000 for the year ended March 31, 2001, from $460,000 for the year ended March 31, 2000. Scherer Labs' cost of goods sold increased slightly to 40% of its net sales for the year ended March 31, 2001, from 39% for the year ended March 31, 2000. Cost of goods sold is primarily comprised of the cost of materials for products the Company distributes and the related shipping expenses. Selling, general, and administrative expenses increased to 29% of net sales for the year ended March 31, 2001, from 27% for the year ended March 31, 2000. Selling, general, and administrative expenses are primarily comprised of: management, administrative and office compensation, related costs and benefits; and utilities, insurance, property taxes, depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

Corporate

    The Company's operating expenses at the corporate level increased to $789,000 for the year ended March 31, 2001, from $698,000 for the year ended March 31, 2000. Certain administrative, accounting, management oversight, and payroll services are performed by the Company's Corporate office for its subsidiaries. The Corporate operating expenses primarily include the salaries, wages and related benefits of the personnel who perform these functions (including the Company's executive officers), rent expense, professional, accounting and legal fees. Salaries and wages decreased from $440,000 for the year ended March 31, 2000, to $361,000 for the year ended March 31, 2001. This decrease was partially due to one fewer employee and offset by the increase of $34,000 for outside clerical services. The Company did not incur any lawsuit settlement expenses in the year ended March 31, 2001, versus $298,000 for the year ended March 31, 2000, $255,00 of which was accounted for in Bio Systems. Professional, accounting and legal fees increased from $113,000 for the year ended March 31, 2000, to $204,000 for the year ended March 31, 2001.

Fiscal 2000 vs. Fiscal 1999

    The Company's net sales increased by 12% to $16,788,000 for the year ended March 31, 2000, from $14,995,000 for the year ended March 31, 1999. The Company's operating income decreased 13% to $1,418,000 for the year ended March 31, 2000, from $1,626,000 for the year ended March 31, 1999. The Company's cost of goods sold increased slightly to 61% of net sales for the year ended March 31, 2000, from 60% of net sales for the year ended March 31, 1999. The Company's selling, general, and administrative expenses, including litigation settlements, were unchanged at 31% of net sales for the years ending March 31, 2000 and 1999.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

    Net sales in the Company's waste management services segment, which operates through Bio Systems, increased 9% to $15,435,000 for the year ended March 31, 2000, from $14,123,000 for the year ended March 31, 1999. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing sharps disposal services which utilize cost effective reusable containers.

    Bio Systems' operating income decreased 13% to $1,656,000 for the year ended March 31, 2000, from $1,907,000 for the year ended March 31, 1999. Bio Systems' cost of goods sold increased to 63% of its net sales for the year ended March 31, 2000, from 60% of net sales for the year ended March 31, 1999. Selling, general, and administrative expenses as a percentage of Bio Systems' net sales were unchanged at 24% of net sales for the years ending March 31, 2000 and 1999. Starting early in the year ended March 31, 1998, and continuing through the year ended March 31, 2000, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses with respect to those accounts. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the additions of personnel and medical waste transportation vehicles needed to service the new hospital accounts. As a result of the increase in net sales, Bio Systems has had better absorption of the costs and expenses associated with the new account installations and service for the year ended March 31, 2000, compared to prior years.

Consumer Healthcare Products Segment

    Net sales for Scherer Labs, which operates in the Company's consumer healthcare products segment, increased 55% to $1,353,000 for the year ended March 31, 2000, from $872,000 for the year ended March 31, 1999. The increase in Scherer Labs' net sales is due primarily to the following factors: (i) the general increase in the level of business in fiscal year 2000 and (ii) a new contract with Wal-Mart. Through McKesson, its primary distributor, Scherer Labs began selling the ERO earwax removal system to Wal-Mart in the first quarter of the year ended March 31, 2000. Sales of this product to Wal-Mart during the year ended March 31, 2000, were approximately $490,000 or 36% of gross sales for the segment for the year.

    As a result of the increase in net sales, Scherer Labs' operating income increased 114% to $460,000 for the year ended March 31, 2000, from $215,000 for the year ended March 31, 1999. Scherer Labs' cost of goods sold increased slightly to 39% of its net sales for the year ended March 31, 2000, from 38% for the year ended March 31, 1999 and its selling, general, and administrative expenses decreased to 27% of net sales for the year ended March 31, 2000, from 37% for the year ended March 31, 1999.

Corporate

    The Company's operating expenses in the corporate level increased to $698,000 for the year ended March 31, 2000, from $496,000 for the year ended March 31, 1999. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. Payroll expense at the Corporate level decreased for the year ending March 31, 2000, as compared to the year ended March 31, 1999. These payroll reductions will be offset in the year ended March 31, 2000, because as of April 1, 1999, the Company began paying a salary to Robert P. Scherer, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. In the year ended March 31, 1999, and in prior years, the Company did not pay Mr. Scherer any salary or other compensation for his services. The Company also accrued expense of $188,000 in the year ended March 31, 2000, to settle a lawsuit that was pending at the end of the year ended March 31, 1999.

    Other Income (Expense).  The Company recorded interest income of $806,000, $738,000, and $687,000 in the years ending March 31, 2001, 2000 and 1999, respectively. The increase in interest income is a result of the investment of the Company's cash, principally in marketable securities.

    During the year ended March 31, 2001, the Company recognized equity in net losses of unconsolidated companies of $667,000 relating to its equity method investments in Econometrics, Inc., Compliance1, Inc., Protocol, LLC, and MedicareFacts, LLC. In the fourth quarter of the year ended March 31, 2001, the Company wrote off the remaining balance of $181,000 of its investment in Protocol, LLC. The Company also recognized a $380,000 impairment charge in the quarter ended December 31, 2000, relating to a write down of Renaissance Pharmaceuticals, Inc., an investment recorded under the cost method of accounting (see Note 3 of Notes to Consolidation Financial Statement included elsewhere herein).

    Income Taxes.  The Company recorded an income tax provision (benefit) of $(532,000), $202,000, and $77,000 for the years ending March 31, 2001, 2000 and 1999, respectively. For the year ended March 31, 2001, based on its recent earnings history, no asset valuation allowance is necessary versus $860,000 for the year ended March 31, 2000. This, combined with $328,000 of other taxes, net, resulted in the $(532,000) of income tax benefit at March 31, 2001. For the year ended March 31, 2000, and in prior years, the Company utilized tax loss carryforwards to offset taxable income. Additionally, in the year ended March 31, 2001, the Company eliminated its valuation allowance against deferred tax assets due to the favorable resolution of uncertainties that were outstanding as of March 31, 2000.

Quarterly Results of Operations

    The following table presents certain unaudited quarterly statement of operations data for each of the last 12 quarters through the quarter ended March 31, 2001. The information has been derived from the Company's unaudited consolidated financial statements. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

QUARTERLY RESULTS OF OPERATIONS
(In thousands except per share data)

	Fiscal year ended March 31, 2001				Fiscal year ended March 31, 2000				Fiscal year ended March 31, 1999
	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31
NET SALES	$4,626	$4,611	$4,708	$4,793	$4,070	$4,019	$4,220	$4,479	$3,729	$3,702	$3,719	$3,845
Cost of sales	2,759	2,928	2,957	3,110	2,340	2,418	2,634	2,857	2,102	2,104	2,233	2,357

GROSS MARGIN	1,867	1,683	1,751	1,683	1,730	1,601	1,586	1,622	1,627	1,598	1,486	1,488
Selling, general, and administrative expenses	1,301	1,218	1,325	1,710	1,209	1,151	1,232	1,231	1,146	1,043	1,150	1,234
Litigation expense	—	—	—	—	—	245	—	53	—	—	—	—

OPERATION INCOME (LOSS)	566	465	426	(27)	521	205	354	338	481	555	336	254
OTHER INCOME (EXPENSE):
Interest income	241	210	241	114	188	156	199	195	173	177	174	163
Equity in net losses of unconsolidated companies	—	(197)	(106)	(364)	—	—	—	—	—	—	—	—
Impairment charge for other investments, at cost	—	—	(380)	(181)	—	—	—	—	—	—	—	—
Other, net	(49)	5	1	2	20	19	20	92	19	28	18	20

Total other income (expense)	192	18	(244)	(429)	208	175	219	287	192	205	192	183

Income before income taxes	758	483	182	(456)	729	380	573	625	673	760	528	437
Provision (Benefit) for income taxes	29	39	(229)	(371)	22	20	19	141	11	28	23	15

NET INCOME	$729	$444	$411	$(85)	$707	$360	$554	$484	$662	$732	$505	$422

BASIC NET INCOME PER COMMON SHARE	$0.17	$0.10	$0.10	$(0.02)	$0.16	$0.08	$0.13	$0.11	$0.15	$0.17	$0.12	$0.10

DILUTED INCOME PER COMMON SHARE	$.16	$0.10	$0.09	$(0.02)	$0.16	$0.08	$0.12	$0.11	$0.14	$0.16	$0.11	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	4,336	4,321	4,321	4,321	4,336	4,336	4,336	4,336	4,319	4,332	4,333	4,330

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	4,548	4,552	4,533	4,542	4,547	4,556	4,541	4,548	4,519	4,548	4,559	4,566

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $4,398,000 at March 31, 2001, an increase of $2,709,000 from March 31, 2000. Since March 31, 2000, the Company has made additional investments of $150,000 in Econometrics, Inc. and $1,115,000 in Compliance1 Inc. In October 2000, the Company made an investment of $400,000 in MedicareFacts, LLC. Also, since March 31, 2000, the Company has sold $2,743,000 of marketable securities which increased cash and cash equivalents. The Company's working capital increased to $7,096,000 at March 31, 2001, from $4,089,000 at March 31, 2000. This increase was primarily for the reasons described below and the result of investment transactions described above.

Cash Flows from Operating Activities.

    The Company's cash provided by operating activities from continuing operations totaled $3,040,000 for the year ended March 31, 2001, as compared to $1,963,000 for the year ended March 31, 2000. The increase at March 31, 2001, is primarily due to increased sales of $1,950,000 at Bio Systems and Scherer Labs.

Cash Flows from Investing and Financing Activities.

    The Company's investing activities used cash of $596,000, $5,614,000 and $3,833,000 for the years ending March 31, 2001, 2000 and 1999, respectively. During the year ended March 31, 2001, the Company received proceeds of $2,743,000 from the sale of its investments in marketable securities. During the years ending March 31, 2000 and 1999, the Company increased its investment in marketable securities by $1,906,000 and $2,671,000, respectively, when it made additional investments in fixed income government bonds. The Company's marketable securities are composed of municipal bonds, corporate bonds and preferred stocks and mature over periods ranging from 2 years to 29 years (see Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein).

    During the year ended March 31, 2001, the Company made additional investments in unconsolidated companies, accounted for using the equity method, of $150,000 in Econometrics, Inc., $1,115,000 in Compliance1, Inc., and $400,000 in MedicareFacts, LLC. During the year ended March 31, 2000, the Company made cash investments of $2,000,000 in Econometrics, Inc., $300,000 in Protocol, LLC, and $50,000 in Compliance1, Inc. (see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein).

    As a result of the growth in business, Bio Systems made capital expenditures for vehicles, equipment, and containers of $1,509,000, $1,344,000, and $1,105,000 in the years ending March 31, 2001, 2000, and 1999, respectively.

    Cash provided by the Company's financing activities was $265,000 for the year ended March 31, 2001, caused by capital lease financing of new vehicles. Cash flows used in financing activities were $93,000 and $159,000 in the years ending March 31, 2000 and 1999, respectively, when the Company paid off certain capital leases.

    Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain operations on a short-term and long-term basis. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand including possible investment and acquisition opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are set forth on pages F-1 through F-21 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report. Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 1999, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Donald P. Zima and Joel M. Segal filed late Form 3s. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

    (3) Exhibits.

    The following exhibits are filed with or incorporated by reference in this report. Where filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis. The Company will furnish any exhibit upon request to Debra A. Poston, Secretary, Scherer Healthcare, Inc., 120 Interstate North Parkway, S.E., Suite 305, Atlanta, Georgia 30339. There is a charge of $.50 per page to cover expenses for copying and mailing.

3.1	Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
3.2	By-Laws of the Company (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
4	Certificate of Designation, Preferences and Rights of Preferred Stock by Resolution of the Board of Directors Providing for an Issue of 7,000 Shares of Preferred Stock Designated "Series A" Cumulative Convertible Preferred Stock (Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
10.1(a)	Property Lease between Bio Systems Partners and Flushing Operating Corp. for 210 Sherwood Avenue, Farmingdale, New York, and Addendum (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
(b)	Property Lease between Bio Systems Partners and Owners of 210 Sherwood Avenue for 210 Sherwood Avenue, Farmingdale, New York (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.2	Property Lease between Med X Services of PA, Inc. and successors and Mark Hankin and Hamnar Associates XVII for 380 Constance Drive, Warminster, Pennsylvania, and Addendum (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
10.3	10% Convertible Promissory Note dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.1 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended Septembe 31, 2000).

10.4	Subscription Agreement dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.3 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2000).
10.5	10% Convertible Promissory Note dated July 1, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.2 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2000).
10.6	10% Series B Convertible Promissory Note dated October 15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc. a Delaware corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.7	Subscription Agreement dated October15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
21	Subsidiaries of Registrant—filed herewith.
23	Consent of Arthur Andersen, LLP

(b) Reports on Form 8-K.

    The following Current Reports on form 8-K were filed by the Company for the year ended March 31, 2001:

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2001.

SCHERER HEALTHCARE, INC.
By:	/s/ ROBERT P. SCHERER, JR. Robert P. Scherer, Jr. Chairman, Chief Executive Officer and President

    KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints Robert P. Scherer, Jr. and Donald P. Zima, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Scherer Healthcare, Inc. for the fiscal year ended March 31, 2001, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2001.

Signature	Title

/s/ ROBERT P. SCHERER, JR. Robert P. Scherer, Jr.	Chairman of the Board, Director, Chief Executive Officer, and President
/s/ DONALD P. ZIMA Donald P. Zima	Vice President and Chief Financial Officer
/s/ STEPHEN LUKAS, SR. Stephen Lukas, Sr.	Director
/s/ KENNETH H. ROBERTSON Kenneth H. Robertson	Director
/s/ JOEL M. SEGAL Joel M. Segal	Director
/s/ WILLIAM J. THOMPSON William J. Thompson	Director

SCHERER HEALTHCARE, INC.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

F–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Scherer Healthcare, Inc.

    We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects in relation to the basic financial statements taken as a whole.

                      /s/ Arthur Andersen LLP

Atlanta, Georgia
June 4, 2001

F–2

SCHERER HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,398,000	$1,689,000
Accounts receivable, less allowance for doubtful accounts of $319,000 in 2001 and $282,000 in 2000	4,747,000	4,442,000
Interest receivable	243,000	248,000
Inventories	333,000	374,000
Prepaid and other	232,000	215,000

Total current assets	9,953,000	6,968,000

PROPERTY AND EQUIPMENT	9,287,000	8,670,000
Less accumulated depreciation	(4,722,000)	(4,328,000)

Total property and equipment, net	4,565,000	4,342,000

OTHER ASSETS
Intangible assets, net	3,538,000	3,660,000
Investments	11,280,000	12,927,000
Deferred income taxes	761,000	119,000
Other	451,000	265,000
Net assets of discontinued operations	481,000	399,000

Total other assets	16,511,000	17,370,000

TOTAL ASSETS	$31,029,000	$28,680,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,089,000	$1,017,000
Accrued expenses	989,000	1,126,000
Unearned revenues	478,000	445,000
Current maturities of capital lease obligations	265,000	263,000
Income taxes payable	36,000	1,000
Other	—	27,000

Total current liabilities	2,857,000	2,879,000

CAPITAL LEASE OBLIGATIONS, net of current maturities	551,000	288,000
OTHER LIABILITIES	100,000	150,000
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Convertible preferred stock—$.01 par value, 2,000,000 shares authorized; 21,704 and 21,992 shares issued and outstanding as of March 31, 2001 and 2000, respectively	—	—
Common stock—$.01 par value, 12,000,000 shares authorized; 4,713,411 and 4,712,115 shares issued as of March 31, 2001 and 2000, respectively; 4,322,382 and 4,337,163 shares outstanding as of March 31, 2001 and 2000, respectively	47,000	47,000
Capital in excess of par value	22,115,000	21,456,000
Retained earnings	8,450,000	6,951,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders' equity	27,521,000	25,363,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,029,000	$28,680,000

The accompanying notes are an integral part of these consolidated financial statements.

F–3

SCHERER HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2001	2000	1999
NET SALES	$18,738,000	$16,788,000	$14,995,000

COSTS AND EXPENSES
Cost of goods sold	11,754,000	10,249,000	8,796,000
Selling, general, and administrative	5,554,000	4,823,000	4,406,000
Litigation settlements (Note 6)	—	298,000	167,000

Total costs and expenses	17,308,000	15,370,000	13,369,000

OPERATING INCOME	1,430,000	1,418,000	1,626,000
OTHER INCOME (EXPENSE)
Interest income	806,000	738,000	687,000
Equity in net losses of unconsolidated companies	(667,000)	—	—
Impairment charge for investments	(561,000)	—	—
Other, net	(41,000)	92,000	85,000

Total other (expense) income, net	(463,000)	830,000	772,000

INCOME BEFORE INCOME TAXES	967,000	2,248,000	2,398,000
(Benefit) provision for income taxes	(532,000)	202,000	77,000

NET INCOME	$1,499,000	$2,046,000	$2,321,000

BASIC NET INCOME PER COMMON SHARE	$0.35	$0.47	$0.54

DILUTED NET INCOME PER COMMON SHARE	$0.33	$0.45	$0.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	4,321,367	4,336,383	4,329,568

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	4,542,272	4,548,293	4,566,001

The accompanying notes are an integral part of these consolidated financial statements.

F–4

SCHERER HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended March 31, 2001, 2000, and 1999

	Preferred Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock, At Cost	Total Stockholders' Equity	Accumulated Comprehensive Income
Balance at March 31, 1998	$—	$47,000	$22,318,000	$2,584,000	$(3,033,000)	$21,916,000	$2,536,000

Comprehensive income:
Net income	—	—	—	2,321,000	—	2,321,000	2,321,000
Unrealized gain on marketable securities	—	—	3,000	—	—	3,000	3,000

Comprehensive income	—	—	3,000	2,321,000	—	2,324,000	2,324,000

Exercise of stock options	—	—	28,000	—	—	28,000	—

Balance at March 31, 1999	—	47,000	22,349,000	4,905,000	(3,033,000)	24,268,000	4,860,000

Comprehensive income:
Net income	—	—	—	2,046,000	—	2,046,000	2,046,000
Unrealized (loss) on marketable securities	—	—	(893,000)	—	—	(893,000)	(893,000)

Comprehensive income	—	—	(893,000)	2,046,000	—	1,153,000	1,153,000

Shares purchased	—	—	—	—	(58,000)	(58,000)	—

Balance at March 31, 2000	—	47,000	21,456,000	6,951,000	(3,091,000)	25,363,000	6,013,000

Comprehensive income:
Net income	—	—	—	1,499,000	—	1,499,000	1,499,000
Unrealized gain on marketable securities	—	—	659,000	—	—	659,000	659,000

Comprehensive income	—	—	659,000	1,499,000	—	2,158,000	2,158,000

Balance at March 31, 2001	$—	$47,000	$22,115,000	$8,450,000	$(3,091,000)	$27,521,000	$8,171,000

The accompanying notes are an integral part of these consolidated financial statements.

F–5

SCHERER HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,499,000	$2,046,000	$2,321,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,559,000	1,364,000	1,290,000
Provision for doubtful accounts	37,000	(36,000)	104,000
Deferred taxes	(642,000)	210,000	[cad228]
Equity in net losses of unconsolidated companies	667,000	—	—
Impairment charge for investments	561,000	—	—
Other noncash charges and credits, net	14,000	(16,000)	18,000
Changes in operating assets and liabilities:
Accounts receivable	(342,000)	(793,000)	(921,000)
Interest receivable	5,000	(140,000)	(108,000)
Inventories	41,000	(174,000)	(26,000)
Prepaid and other current assets	(17,000)	—	(3,000)
Other assets	(186,000)	(68,000)	—
Net assets of discontinued operations	(82,000)	(73,000)	(138,000)
Income taxes	35,000	(84,000)	(30,000)
Accounts payable and accrued expenses	(65,000)	(60,000)	129,000
Unearned revenue	33,000	66,000	50,000
Other liabilities	(77,000)	(279,000)	(129,000)

Net cash provided by operating activities	3,040,000	1,963,000	2,557,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,513,000)	(1,375,000)	(1,133,000)
Sale (purchase) of marketable securities	2,743,000	(1,906,000)	(2,671,000)
Purchase of long-term equity investments	(1,665,000)	(2,350,000)	—
Decrease in notes receivable	—	174,000	191,000
Change in permit acquisition costs	(161,000)	(157,000)	(220,000)

Net cash used for investing activities	(596,000)	(5,614,000)	(3,833,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings (net proceeds from)	265,000	(35,000)	(187,000)
Purchase of treasury shares	—	(58,000)	—
Proceeds from sale of common stock	—	—	28,000

Net cash provided by (used in) financing activities	265,000	(93,000)	(159,000)

CHANGE IN CASH AND CASH EQUIVALENTS	2,709,000	(3,744,000)	(1,435,000)
CASH AND CASH EQUIVALENTS, beginning of year	1,689,000	5,433,000	6,868,000

CASH AND CASH EQUIVALENTS, end of year	$4,398,000	$1,689,000	$5,433,000

SUPPLEMENTAL DISCLOSURES:
Cash payments for income taxes	$67,000	$60,000	$105,000

The accompanying notes are an integral part of these consolidated financial statements.

F–6

SCHERER HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001, 2000, AND 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION

Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the parent company, Scherer Healthcare, Inc., and its subsidiaries (the "Company" or "Scherer Healthcare"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

    As of March 31, 2001 and 2000, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

Inventories

    Inventories are stated at the lower of cost or market, using the first-in, first-out ("FIFO") method.

    During the fourth quarter of 2001, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the FIFO method, as it represented a more accurate methodology for costing inventory. The change in accounting principle increased net income by $31,000 and is included in the accompanying consolidated statements of operations.

	As of March 31,
	2001	2000
Finished products	$65,000	$68,000
Containers, packaging, and raw material	268,000	355,000
LIFO reserve	—	(49,000)

Total	$333,000	$374,000

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging

F–7

Activities," as amended, which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarters beginning on April 1, 2001. SFAS No. 133 did not have a significant impact to the Company upon adoption.

Property and Equipment

    Property and equipment is stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: automobiles and trucks—5 years, leasehold improvements—3-31 years, and furniture, fixtures, equipment and containers—3-10 years.

	As of March 31,
	2001	2000
Automobiles and trucks	$2,246,000	$1,713,000
Leasehold improvements	964,000	997,000
Furniture, fixtures, equipment and containers	6,077,000	5,960,000

Total	$9,287,000	$8,670,000

    Depreciation expense for the years ending March 31, 2001, 2000, and 1999 was $1,276,000, $1,117,000, and $1,060,000, respectively.

Intangible Assets

    Intangible assets include the cost in excess of net assets acquired ("goodwill") as well as various other intangibles. Intangible assets are amortized over the following estimated useful lives:

Years
Goodwill	30
Buyout of minority partnership interest	30
Permit acquisition costs	1-5
Acquisition costs for investment in Econometrics	5

Marketable Securities

    The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at fair market value, with unrealized holding gains and losses reported in capital in excess of par value (see Note 3).

Income Taxes

    The Company uses the liability method to account for income taxes (see Note 9).

F–8

Revenue Recognition

    Revenue for services provided is recorded when the Company has completed the service. Product revenue is recorded by the Company when products are received by customers or independent distributors. The Company's payment terms are the same for all customers, i.e. 1% discount if paid in 10 days net due in 30 days. The Company does not offer price protection. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," transactions with customers and distributors qualify as sales at shipment. The Company's return and exchange policy is as follows:

  •
  The Company will accept for exchange or credit all merchandise returned in the original and unopened packages within one year after the expiration date;

  •
  Merchandise will not be accepted for exchange or credit if purchased at sacrifice, fire or bankruptcy sale, or sold on a non-returnable basis or if deteriorated from causes beyond the Company's control;

  •
  Merchandise eligible for return may be exchanged for merchandise of equal value, for a return of the purchase price, or for credit to be applied to future orders;

  •
  Exchange merchandise is required to be shipped prepaid by the customer; and

  •
  The return of merchandise constitutes an authorization without recourse to the Company to destroy without payment any return items deemed unfit for resale.

    The Company's returns for the years ending March 31, 2001, 2000, and 1999 were $8,000, $9,000, and $12,000, respectively. The Company's policy is to reduce sales and cost of goods sold when merchandise is returned.

    In December 1999, the Securities and Exchange Commission ("SEC") accounting staff published Staff Accounting Bulletin 101—Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for financial statements for the Company's fiscal quarters beginning on April 1, 2000. The adoption of SAB 101 did not have a significant effect on the Company's financial reporting.

Unearned Revenue

    Unearned revenue includes the liability for advance billings to customers for contractual services billed on the first day of monthly billing periods.

Long-Lived Assets

    The Company reviews its long-lived assets, such as property and equipment and intangible assets, including goodwill, for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether impairment has occurred. When factors indicate that long-lived assets and intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Management believes the Company's

F–9

long-lived assets and intangible assets are appropriately valued in the consolidated balance sheets as of March 31, 2001 and 2000.

Net Income Per Common Share

    Basic net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

    The following is a reconciliation of the Company's basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ending March 31, 2001, 2000, and 1999.

	2001	2000	1999
Weighted average common shares outstanding—basic	4,321,367	4,336,383	4,329,568
Dilutive potential common shares, weighted:
Conversion of preferred stock to common stock	96,127	98,287	102,078
Dilutive stock options, net	124,778	113,623	134,355

Weighted average common shares outstanding—diluted	4,542,272	4,548,293	4,566,001

Anti-dilutive options not included	50,000	129,800	129,800

NOTE 2. SEGMENT INFORMATION

    The Company operates in two business segments. The Company's waste management services segment assists hospitals, clinics, doctors' offices, and other health care facilities with the containment, control, collection, and processing of sharp-edged medical waste such as needles, syringes, razors, scissors, and scalpels. The consumer healthcare products segment distributes brand name and generic over-the-counter health care products. The Company also has a corporate segment, which has no operations.

F–10

    The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1). Summarized financial data by business segment as of and for the years ending March 31, 2001, 2000, and 1999 are as follows.

	Year Ended March 31,
	2001	2000	1999
Net Sales:
Waste Management Services Segment	$17,278,000	$15,435,000	$14,123,000
Consumer Healthcare Products Segment	1,460,000	1,353,000	872,000

Total	$18,738,000	$16,788,000	$14,995,000

Operating Income (Loss):
Waste Management Services Segment	$1,712,000	$1,656,000	$1,907,000
Consumer Healthcare Products Segment	507,000	460,000	215,000
Corporate	(789,000)	(698,000)	(496,000)

Total	$1,430,000	$1,418,000	$1,626,000

Identifiable Assets:
Waste Management Services Segment	$13,201,000	$12,708,000	$11,821,000
Consumer Healthcare Products Segment	236,000	228,000	115,000
Corporate (a)	17,592,000	15,744,000	16,041,000

Total	$31,029,000	$28,680,000	$27,977,000

Depreciation Expense:
Waste Management Services Segment	$1,228,000	$1,069,000	$1,016,000
Consumer Healthcare Products Segment	2,000	3,000	2,000
Corporate	46,000	45,000	42,000

Total	$1,276,000	$1,117,000	$1,060,000

Capital Expenditures:
Waste Management Services Segment	$1,509,000	$1,344,000	$1,105,000
Consumer Healthcare Products Segment	2,000	3,000	4,000
Corporate	2,000	28,000	24,000

Total	$1,513,000	$1,375,000	$1,133,000

(a)
Amount includes net assets of discontinued operations of $472,000, $399,000, and $326,000 as of March 31, 2001, 2000, and 1999, respectively (see Note 10).

F–11

    The Company recorded interest income of $806,000, $738,000, and $687,000 for the years ending March 31, 2001, 2000, and 1999, respectively, primarily related to interest-bearing investments carried at market value. The Company records interest income at the Corporate level.

Waste Management Services Segment

    The Company operates its medical waste management services segment through its wholly-owned subsidiaries, BioWaste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"). Bio Systems has developed and implemented a system to manage and to dispose of certain infectious waste from hospitals and medical facilities—primarily injectables and other sharp-edged waste. Bio Systems operates in ten Northeastern and Mid-Atlantic States, plus the District of Columbia.

Consumer Healthcare Products Segment

    Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company, distributes its own brand name over-the-counter ("OTC") healthcare products. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. In the year ended March 31, 2001, Scherer Labs had two customers who accounted for 68% and 7%, respectively, of its net sales. In the year ended March 31, 2000, Scherer Labs had two customers who accounted for 68% and 10%, respectively, of its net sales. In the year ended March 31, 1999, Scherer Labs had two customers who accounted for 37% and 13%, respectively, of its net sales.

    Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers in the southwest region of the United States.

NOTE 3. INVESTMENTS

    The Company has the following investments as of March 31, 2001 and 2000.

	2001	2000
Investments in marketable securities, at fair value	$7,843,000	$9,927,000
Equity method investments in unconsolidated companies	3,167,000	2,350,000
Other investments, at cost	270,000	650,000

Total	$11,280,000	$12,927,000

    The Company's investments, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices. The net unrealized holding gains or losses on these investments are reported under capital in excess of par value as other comprehensive income (loss).

F–12

    The amortized cost and fair market value of the Company's marketable securities are as follows:

	Amortized Cost	Net Unrealized Loss	Fair Market Value
March 31, 2001
Municipal bonds	$6,608,000	$(148,000)	$6,460,000
Corporate bonds	1,215,000	(107,000)	1,108,000
Preferred stocks	299,000	(24,000)	275,000

Total	$8,122,000	$(279,000)	$7,843,000

March 31, 2000
Municipal bonds	$9,351,000	$(735,000)	$8,616,000
Corporate bonds	1,216,000	(129,000)	1,087,000
Preferred stocks	298,000	(74,000)	224,000

Total	$10,865,000	$(938,000)	$9,927,000

    The net unrealized losses of the Company's marketable securities at March 31, 2001 and 2000, respectively, are detailed as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
March 31, 2001
Municipal bonds	$21,000	$(169,000)	$(148,000)
Corporate bonds	1,000	(108,000)	(107,000)
Preferred stocks	—	(24,000)	(24,000)

Total	$22,000	$(301,000)	$(279,000)

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
March 31, 2001
Municipal bonds	$9,000	$(744,000)	$(735,000)
Corporate bonds	—	(129,000)	(129,000)
Preferred stocks	—	(74,000)	(74,000)

Total	$9,000	$(947,000)	$(938,000)

F–13

    The amortized cost and estimated fair value of the securities (excluding the preferred stocks) at March 31, 2001, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	305,000	307,000
Due after five years through ten years	512,000	522,000
Due after ten years	7,006,000	6,739,000

Total	$7,823,000	$7,568,000

    The Company had investments in unconsolidated companies, recorded on the equity method of accounting, of $3,167,000 and $2,350,000 as of March 31, 2001 and 2000, respectively. The Company's equity in net losses of unconsolidated companies was $667,000 for the year ended March 31, 2001.

    The equity method of accounting is used for companies and other investments in which the Company has significant influence. Generally this represents common stock ownership or convertible rights of at least 20% and not greater than 50%, and for investments in limited liability companies of at least 5% of ownership percentages. The Company has equity method investments in Compliance1, Inc., MedicareFacts, LLC, Protocol Point of Care Laboratory Management, LLC ("Protocol"), and Econometrics, Inc.

    Compliance1, Inc. manages the Health and Safety Information Service, a joint venture with the U.S. Department of Commerce, which facilitates agri-chemical and crop protection product compliance in cooperation with the U.S. Environmental Protection Agency and state departments of agriculture. Its internet-based solution consolidates the official up-to-date information needed by online market places to comply with federal, state, and local regulations. The Company's investment is in the form of three-year 10% secured convertible debentures in the aggregate principal amount of $1,165,000, which mature on various dates during 2003, and which converts, at the Company's option, into 34.2% of the outstanding common stock of Compliance1, Inc. as of March 31, 2001.

    MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company's option, into 20% of the outstanding common stock of MedicareFacts, LLC as of March 31, 2001.

    Protocol provides a complete laboratory services solution to group physician practices and other healthcare providers. The Company's investment is in the form of a three-year 10% secured convertible debenture in the aggregate principal amount of $300,000 that matures in February 2003, and which converts, at the Company's option, into 12.4% of the outstanding common stock of Protocol as of March 31, 2001. The Company's debenture is subordinate to existing bank debt. During February 2001, Protocol terminated operations and entered into an assignment for the benefit of creditors. The Company recorded an impairment charge for $181,000 in the accompanying statements of operations for its remaining investment balance in Protocol subsequent to the bankruptcy filing.

F–14

    Econometrics, Inc. is a database marketing company that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year 8% unsecured convertible debenture in the aggregate principal amount of $2,000,000 that matures in October 2004, a three-year 10% convertible debenture for $100,000, plus warrants to purchase common stock, that matures in June 2003, and an 18% promissory note for $50,000 that matures in April 2001. As of March 31, 2001, the $2,150,000 in debentures convert into 24.5% of the outstanding common stock of Econometrics, Inc.

    The Company has an investment in Renaissance Pharmaceuticals, Inc. which is recorded at historical cost under the cost method. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company has a direct investment of $650,000 in Renaissance Pharmaceuticals, Inc. for 2.5% of the outstanding common stock as of March 31, 2001. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals, Inc. due to a revised valuation by the management of Renaissance Pharmaceuticals, Inc. in connection with Renaissance Pharmaceuticals, Inc.'s $5.2 million convertible preferred stock offering.

NOTE 4. INTANGIBLES AND GOODWILL

    Intangible assets and the related accumulated amortization as of March 31, 2001 and 2000 are as follows:

	2001	2000
Goodwill	$3,299,000	$3,299,000
Buyout of minority partnership interest	1,276,000	1,276,000
Permit acquisition costs	490,000	406,000
Acquisition costs for investments in Econometrics	138,000	138,000

	5,203,000	5,119,000
Less accumulated amortization	1,665,000	1,459,000

Intangible assets, net	$3,538,000	$3,660,000

    Goodwill represents the cost in excess of net assets acquired relating to the acquisition of Bio Systems Partners. Goodwill amortization expense was $107,000, $106,000, and $106,000 for the years ending March 31, 2001, 2000, and 1999, respectively. Buyout of minority partnership interest relates to the acquisition during the year ended March 31, 1998 of the remaining minority partnership interest in Bio Systems Partners, a wholly-owned subsidiary of Scherer Healthcare, Inc. Amortization expense was $43,000, $43,000, and $43,000 for the years ending March 31, 2001, 2000, and 1999, respectively. Permit acquisition costs relate to the costs incurred in acquiring and amending disposal permits, as required by the state of New York and the Department of Environmental Conservation. Permit acquisition costs amortization expense was $105,000, $85,000, and $81,000 for the years ending March 31, 2001, 2000, and 1999, respectively. Acquisition costs for the investment in Econometrics relates primarily to acquisition consulting fees. Amortization expense was $28,000 and $13,000 for the years ending March 31, 2001 and 2000, respectively.

F–15

NOTE 5. CAPITAL LEASE OBLIGATIONS

    Obligations under capital leases at March 31, 2001 and 2000 consisted of the following:

	2001	2000
Obligations under capital leases, due in varying installments through the year ended March 31, 2003	$816,000	$551,000
Less current maturities	(265,000)	(263,000)

Long-term debt	$551,000	$288,000

    The following is a summary of the future maturities of the obligations:

Year ended March 31:
2002	$265,000
2003	202,000
2004	157,000
2005	132,000
2006	60,000

Total	$816,000

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

    Office space, warehouse facilities, transportation equipment, and office equipment are leased under noncancellable operating leases expiring at various dates through 2005. Total rental expense included in the consolidated statements of operations was $392,000, $329,000, and $333,000 for the years ending March 31, 2001, 2000, and 1999, respectively.

    The following is a summary of future minimum lease payments required under operating leases having noncancellable lease terms in excess of one year:

Year ended March 31:
2002	$547,000
2003	244,000
2004	91,000
2005	4,000

Total	$886,000

Legal Proceedings

    In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989,

F–16

Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med-X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On October 26, 1999, counsel for the parties agreed to pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed. The Company recorded $210,000 and $115,000 in litigation settlements expense for the years ending March 31, 2000, and 1999, respectively, relating to this settlement.

    On August 28, 1998, Amy Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company that it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta, Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $88,000 and $52,000 in litigation settlements expense for the years ending March 31, 2000, and 1999, respectively, relating to this settlement. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. The price was equal to the price of the Company's common stock on the settlement date and was recorded as treasury stock. Ms. Murphy withdrew the lawsuit and retracted her allegations against the Company and Mr. Scherer.

    The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's consolidated operations or financial position.

NOTE 7. STOCKHOLDERS' EQUITY

Stock Options

    The Company has stock options outstanding and exercisable under three stock option plans and a long-term incentive plan. Options become exercisable at a rate ranging from 20% to 100% per year from the date of grant and expire ten years from the date of grant. The Company's 1994 Stock

F–17

Incentive Plan (the "1994 Plan") is the only Plan with stock option awards available for grant. All prior plans have expired. At March 31, 2001, the maximum shares available under the 1994 Plan for future grants was 730,000. The exercise price of options granted to date has been the fair market value of the shares on date of grant.

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. If the Company had accounted for these plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which measures compensation cost at the grant date based on the value of the award and is recognized over the service (or vesting) period, the Company's pro forma net income and earnings per share would have been reflected as follows:

	Year Ended March 31,
	2001	2000	1999
Net Income
As reported	$1,499,000	$2,046,000	$2,321,000
Pro forma	$1,446,000	$2,017,000	$2,215,000
Basic earnings per share
As reported	$0.35	$0.47	$0.54
Pro forma	$0.33	$0.47	$0.51
Diluted earnings per share
As reported	$0.33	$0.45	$0.51
Pro forma	$0.32	$0.44	$0.49

    These pro forma amounts include amortized fair values attributable to options granted after March 31, 1995 only, and therefore are not representative of future pro forma amounts.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions used for options granted for the year ended March 31, 1999: dividend yield of 0%, expected volatility of 70%, risk-free interest rates of return of 5.81%, and expected option lives of 6 years. There were no options issued for the years ending March 31, 2001 and 2000.

F–18

    A summary of changes in outstanding options is as follows:

	Shares Subject to Option	Weighted Average Price per Share
Balance at March 31, 1998	409,800	$5.92
Options granted	40,000	3.56
Options exercised	(16,667)	1.69
Options cancelled and expired	(33,333)	1.69

Balance at March 31, 1999	399,800	6.21
Options granted	—	—
Options exercised	—	—
Options cancelled and expired	—	—

Balance at March 31, 2000	399,800	6.21
Options granted	—	—
Options exercised	—	—
Options cancelled and expired	(99,800)	10.38

Balance at March 31, 2001	300,000	$4.83

Options exercisable at March 31, 2001	300,000

    Of the 300,000 options outstanding at March 31, 2001, 25,000 have an exercise price of $12.50 and a contractual life of one day. Additionally, 30,000 options have exercise prices ranging from $20.50 to $26.88, with a weighted average exercise price of $21.56 and a weighted average remaining contractual life of 2.7 years. Of the remaining 245,000 options outstanding at March 31, 2001, 205,000 have an exercise price of $1.69 and a weighted average remaining contractual life of 5.1 years and 40,000 have an exercise price of $3.56 and a remaining contractual life of 7.1 years. All of these options are exercisable as of March 31, 2001.

Convertible Preferred Stock

    As part of the Marquest acquisition in the year ended March 31, 1994 (see Note 10), the Company issued 43,516 shares of its 5% convertible preferred stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds. The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's common stock. At March 31, 2001 and 2000, the Company had 21,704 and 21,992 shares, respectively, of the Preferred Stock outstanding which were convertible into approximately 96,149 and 97,425 shares, respectively, of the Company's common stock. No dividends have been declared or are payable on the Preferred Stock since the sale of Marquest in July of 1997.

NOTE 8. RETIREMENT PLAN

    A contributory 401(k) salary reduction plan (the "401(k) Plan") covers all nonunion employees, and union employees in a few states, who are 21 years of age or older and have been employed at least

F–19

one year. An eligible employee may elect to contribute from 2% up to 10% of their compensation and the Company may make a matching contribution, at its discretion, equal to a set percentage of employee compensation for all 401(k) Plan participants still employed on the last day of the 401(k) Plan year. The amount of employee contributions to which the match percentage is applied is limited to 6% of an employee's compensation. For fiscal 2001, the Company made a matching contribution equal to 100% of employee contributions up to the maximum of 6% of employee compensation. Company contributions were approximately $110,000, $155,000, and $118,000 for the years ending March 31, 2001, 2000, and 1999, respectively.

NOTE 9. INCOME TAXES

    As of March 31, 2001 and 2000, the Company's net deferred tax assets consisted of the following:

	2001	2000
Deferred tax assets:
Accrued expenses	$270,000	$287,000
Net operating loss carryforwards	269,000	850,000
Equity losses in unconsolidated companies	208,000	—
Impairment of investment	183,000	—
Allowance for doubtful accounts	121,000	109,000

Total deferred tax assets	1,051,000	1,246,000
Deferred tax liabilities:
Depreciation	(59,000)	(34,000)
Other	(231,000)	(233,000)

Total deferred tax liabilities	(290,000)	(267,000)

Valuation allowance	—	(860,000)

Net deferred tax assets	$761,000	$119,000

    A reconciliation of the income tax provision at the federal statutory rates to the actual tax provision for the years ending March 31, 2001, 2000, and 1999 is as follows:

	2001	2000	1999
Computed statutory amount	$514,000	$742,000	$815,000
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	60,000	87,000	96,000
Amortization of goodwill and intangible assets	43,000	43,000	43,000
Net change in valuation allowance	(860,000)	(505,000)	(913,000)
Tax exempt interest income	(140,000)	—	—
Other, net	78,000	(165,000)	36,000
Federal taxes	(227,000)	—	—

(Benefit) provision for income taxes	$(532,000)	$202,000	$77,000

F–20

    Components of the provision for income taxes for the years ending March 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Current taxes:
Deferred tax	$(642,000)	$210,000	—
Federal	45,000	23,000	$28,000
State	65,000	(31,000)	49,000

(Benefit) provision for income taxes	$(532,000)	$202,000	$77,000

    At March 31, 2001, the Company has tax loss carryforwards of approximately $707,000 expiring in 2016 if not previously utilized. During the year ended March 31, 2001, the Company determined that it was more likely than not that it would be able to realize the benefit of its deferred tax assets and, therefore, it removed the remaining valuation allowance against the net amount of such assets. The Company paid income taxes of $67,000, $60,000 and $105,000 for the years ending March 31, 2001, 2000 and 1999.

NOTE 10. DISCONTINUED OPERATIONS

Medical Devise and Surgical/Safety Disposables Segment

    The operations of Marquest Medical Products, Inc. ("Marquest"), a manufacturer and international distributor of specialty cardiopulmonary support, respiratory, and anesthesia disposable devices, and Scherer Healthcare, LTD. ("Scherer Ltd."), whose primary business was to manufacture and distribute nonwoven medical drapes, gowns, and accessory items to hospitals and other health care providers, were included in the Company's medical device and surgical/safety disposables segment. The assets and businesses of Scherer Ltd., a limited partnership that was 65% owned by the Company, were sold in two separate transactions in October 1995 and October 1996. In July 1997, the Company and Marquest, which was a majority owned subsidiary of the Company, completed certain transactions with Vital Signs, Inc. ("VSI") whereby Marquest became a wholly-owned subsidiary of VSI. Effective with the sale of Marquest to VSI, the operations of the medical device and surgical/safety disposables segment have been accounted for as a discontinued segment, and accordingly, the operations of Marquest and Scherer Ltd. have been segregated and reported as discontinued operations in the accompanying financial statements.

    The liabilities of the discontinued operations of the medical device and surgical/safety disposables segment were $6,000 and $34,000 at March 31, 2001 and March 31, 2000, respectively. These liabilities consisted of accounts payable and accrued expenses. The Company recorded an aggregate gain, net of income taxes and transaction costs, of $4,892,000 during the year ended March 31, 1998 relating to the sale of Marquest. The Company recorded an increase of $94,000 to the aggregate gain during the year ended March 31, 1999 due to revisions of certain estimated accrued transaction costs.

F–21

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

    The abandonment of the operations of Biofor was accounted for as a discontinued segment, and accordingly, the operations of Biofor were segregated and reported as discontinued operations in the prior period consolidated financial statements.

    The following results of operations are attributable to the discontinued operations of Biofor:

1999
Net sales	$—

Other costs and expenses	—
Write-down of assets to net realizable value	94,000

94,000

Loss from discontinued operations	$(94,000)

F–22

    The net assets of the discontinued operations of Biofor at March 31, 2001 and 2000 are as follows:

	2001	2000
Assets:
Property and equipment, net of disposal costs (a)	$478,000	$478,000

Total assets	478,000	478,000

Liabilities:
Accounts payable and accrued expenses	6,000	20,000
Other liabilities	—	25,000

Total liabilities	6,000	45,000

Net assets of Biofor	$472,000	$433,000

(a)
The remaining property and equipment of Biofor consists of 29 acres of vacant land and a 30,000 square foot building owned by Biofor.

    The Company intends to sell the remaining assets of Biofor, but anticipates that it may take several years (primarily to sell the building) and accordingly, has recorded additional charges of $94,000 and $75,000 in the years ended March 31, 1999 and 1998, respectively, for the write-down of Biofor's assets to their estimated net realizable value. No income taxes or interest expense was allocated to the discontinued operations of Biofor for the years ending March 31, 2001, 2000, and 1999.

Consolidated Discontinued Operations

    The following is a summary of the Company's consolidated net gain (loss) from discontinued operations:

1999
Gain from disposal of Medical Device and Surgical/Safety Disposables Segment	$94,000
Loss from discontinued operations of Biofor	(94,000)

Gain (loss) from discontinued operations	$—

    The following is a summary of the Company's consolidated net assets of discontinued operations at March 31, 2001 and March 31, 2000:

	2001	2000
Net liabilities of the Medical Device and Surgical/Safety Disposables Segment	$(6,000)	$(34,000)
Net assets of Biofor	478,000	433,000

Net assets of discontinued operations	$472,000	$399,000

F–23

Schedule II

SCHERER HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended March 31, 2001

		Additions
Col. A	Col. B	Col. C	Col. D	Col. E		Col. F
Description	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
2001:
Allowance for doubtful accounts	$282,000	$86,000	$—	$49,000(a	)	$319,000

2000:
Allowance for doubtful accounts	$293,000	$15,000	$—	$26,000(a	)	$282,000

1999:
Allowance for doubtful accounts	$189,000	$130,000	$—	$26,000(a	)	$293,000

(a)
Accounts written off, net of recoveries.

S–1

SCHERER HEALTHCARE, INC.

Index of Exhibits

    The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit Number	Description	Page Number
3.1	Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
3.2	By-Laws of the Company (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
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
10.3
10% Convertible Promissory Note dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.1 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 31, 2000).
10.4
Subscription Agreement dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.3 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2000).
10.5
10% Convertible Promissory Note dated July 1, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.2 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2000).
10.6
10% Series B Convertible Promissory Note dated October 15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc. a Delaware corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.7
Subscription Agreement dated October 15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
21	Subsidiaries of Registrant—filed herewith.
23	Consent of Arthur Andersen, LLP

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA (In Thousands, Except Per Share Data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUARTERLY RESULTS OF OPERATIONS (In thousands except per share data)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHERER HEALTHCARE, INC. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHERER HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
SCHERER HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SCHERER HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended March 31, 2001, 2000, and 1999
SCHERER HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHERER HEALTHCARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001, 2000, AND 1999
Schedule II SCHERER HEALTHCARE, INC. VALUATION AND QUALIFYING ACCOUNTS Three Years Ended March 31, 2001
SCHERER HEALTHCARE, INC. Index of Exhibits