Form 10-Q
period 2001-06-30
SCHERER HEALTHCARE INC
filed 2001-08-08
CIK 703598

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes /x/    No / /

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2001

Common Stock, $0.01 par value	4,323,130

SCHERER HEALTHCARE, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2001

Table of Contents

Item Number	PART I. FINANCIAL INFORMATION	Page Number
1	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II. OTHER INFORMATION
6	Exhibits and Reports on Form 8-K	13
	SIGNATURES	14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2001	March 31, 2001
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,562,000	$4,398,000
Accounts receivable, less allowance for doubtful accounts of $333,000 and $319,000, respectively	4,353,000	4,747,000
Interest receivable	232,000	243,000
Inventories	303,000	333,000
Prepaid and other	286,000	232,000

Total current assets	10,736,000	9,953,000

PROPERTY AND EQUIPMENT	9,515,000	9,287,000
Less accumulated depreciation	(5,007,000)	(4,722,000)

Net property and equipment	4,508,000	4,565,000

OTHER ASSETS
Intangible assets, net	3,559,000	3,538,000
Investments	11,357,000	11,280,000
Deferred income taxes	497,000	761,000
Other	457,000	451,000
Net assets of discontinued operations	475,000	481,000

Total other assets	16,345,000	16,511,000

TOTAL ASSETS	$31,589,000	$31,029,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2001	March 31, 2001
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,210,000	$1,089,000
Accrued expenses	1,005,000	989,000
Unearned revenues	488,000	478,000
Current maturities of long-term debt	271,000	265,000
Income taxes payable	[cad228]	36,000

Total current liabilities	2,974,000	2,857,000

LONG-TERM DEBT, net of current maturities	555,000	551,000
OTHER LIABILITIES	87,000	100,000
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Convertible preferred stock—$.01 par value, 2,000,000 shares authorized; 21,535 shares issued and outstanding at June 30, 2001 and 21,704 at March 31, 2001	—	—
Common stock—$.01 par value, 12,000,000 shares authorized; 4,714,159 shares issued at June 30, 2001 (4,713,411 at March 31, 2001); 4,323,130 shares outstanding at June 30, 2001 (4,322,382 at March 31, 2001)	47,000	47,000
Capital in excess of par value	22,067,000	22,115,000
Retained earnings	8,950,000	8,450,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders' equity	27,973,000	27,521,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,589,000	$31,029,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2001	2000
NET SALES	$5,034,000	$4,626,000

COSTS AND EXPENSES
Cost of goods sold	3,192,000	2,759,000
Selling, general and administrative	1,288,000	1,301,000

Total costs and expenses	4,480,000	4,060,000

OPERATING INCOME	554,000	566,000
OTHER INCOME (EXPENSE)
Interest income	192,000	241,000
Equity in net income of unconsolidated companies	39,000	—
Other income (expense), net	(3,000)	(49,000)

Total other income, net	228,000	192,000

INCOME BEFORE INCOME TAXES	782,000	758,000
PROVISION FOR INCOME TAXES	282,000	29,000

NET INCOME	$500,000	$729,000

Basic net income per common share	$0.12	$0.17

Diluted net income per common share	$0.11	$0.16

Weighted average common shares outstanding—basic	4,322,615	4,336,383

Weighted average common shares outstanding—diluted	4,524,813	4,548,142

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$500,000	$729,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,000	378,000
Deferred taxes	264,000	6,000
Equity in net income of unconsolidated companies	(39,000)	—
Other noncash charges and credits, net	14,000	—
Changes in operating assets and liabilities:
Accounts receivable	380,000	93,000
Interest receivable	11,000	(34,000)
Inventories	30,000	37,000
Prepaid and other	(54,000)	43,000
Other assets	(6,000)	—
Income taxes, net	(36,000)	9,000
Accounts payable and accrued expenses	137,000	(140,000)
Unearned revenue	10,000	—
Net assets of discontinued operations	6,000	(22,000)
Other liabilities	(13,000)	(32,000)

Net cash provided by operating activities	1,535,000	1,067,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(228,000)	(340,000)
Purchase of long-term equity investments	(87,000)	(350,000)
Sale of marketable securities	1,000	1,374,000
Decrease in notes receivable	—	—
Loan from officer	—	253,000
Payout of options to former officer	—	(45,000)
Change in permit acquisition cost	(67,000)	(13,000)

Net cash (used for) provided by investing activities	(381,000)	879,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowings	10,000	49,000

CHANGE IN CASH AND CASH EQUIVALENTS	1,164,000	1,995,000
CASH AND CASH EQUIVALENTS, beginning of period	4,398,000	1,689,000

CASH AND CASH EQUIVALENTS, end of period	$5,562,000	$3,684,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

The accompanying unaudited condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the "Company") include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

NOTE 2.

The components of inventory at June 30, 2001 and March 31, 2001 consisted of the following:

	June 30, 2001	March 31, 2001
Finished products	$40,000	$65,000
Containers, packaging, and raw materials	263,000	268,000

Total	$303,000	$333,000

Inventories are stated at the lower of net realizable value or cost using the First-in, first-out ("FIFO") method.

NOTE 3.

Debt and obligations under capital leases at June 30, 2001 and March 31, 2001 consisted of the following:

	June 30, 2001	March 31, 2001
Obligations under capital leases, due in varying installments through fiscal 2006	$826,000	$816,000
Less current maturities	(271,000)	(265,000)

Long-term debt	$555,000	$551,000

NOTE 4.

The Company has the following investments as of June 30, 2001 and March 31, 2001:

	June 30, 2001	March 31, 2001
Investments in marketable securities, at fair value	$7,794,000	$7,843,000
Equity method investments in unconsolidated companies, net	3,293,000	3,167,000
Other investments, at cost	270,000	270,000

Total	$11,357,000	$11,280,000

The Company's investments, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices. The net unrealized holding gains (losses) on these investments are reported under capital in excess of par value as other comprehensive income (loss) and were ($48,000) for the three months ended June 30, 2001, and the accumulated balance was ($327,000) as of June 30, 2001.

The amortized cost and fair market value of the Company's marketable securities are as follows:

	Amortized Cost	Net Unrealized Loss	Fair Market Value
June 30, 2001
Municipal bonds	$6,609,000	$(211,000)	$6,398,000
Corporate bonds	1,214,000	(82,000)	1,132,000
Preferred stocks	298,000	(34,000)	264,000

Total	$8,121,000	$(327,000)	$7,794,000

March 31, 2001
Municipal bonds	$6,608,000	$(148,000)	$6,460,000
Corporate bonds	1,215,000	(107,000)	1,108,000
Preferred stocks	299,000	(24,000)	275,000

Total	$8,122,000	$(279,000)	$7,843,000

The net unrealized losses of the Company's marketable securities at June 30, 2001, and March 30, 2001, are detailed as follows:

June 30, 2001	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Municipal bonds	$20,000	$(231,000)	$(211,000)
Corporate bonds	1,000	(83,000)	(82,000)
Preferred stocks	—	(34,000)	(34,000)

Total	$21,000	$(348,000)	$(327,000)

March 30, 2001	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Municipal bonds	$21,000	$(169,000)	$(148,000)
Corporate bonds	1,000	(108,000)	(107,000)
Preferred stocks	—	(24,000)	(24,000)

Total	$22,000	$(301,000)	$(279,000)

The amortized cost and estimated fair value of the securities (excluding the preferred stocks) at June 30, 2001, by contractual maturity, are shown below:

	Amortized Cost	Fair Market Value
Due in one year or less	$—	$—
Due after one year through five years	454,000	466,000
Due after five years through ten years	211,000	208,000
Due after ten years	7,158,000	6,856,000

Total	$7,823,000	$7,530,000

The Company had investments in unconsolidated companies, recorded on the equity method of accounting, of $3,293,000 and $3,167,000 as of June 30, 2001 and March 31, 2001, respectively. The Company's equity in net income of unconsolidated companies was $39,000 for the first quarter of fiscal year 2002.

The equity method of accounting is used for companies and other investments in which the Company has significant influence. Generally this represents common stock ownership or convertible rights of at least 20% and not greater than 50%, and for investments in limited liability companies of at least 5% of ownership percentages. The Company has equity method investments in Compliance1, Inc., MedicareFacts, LLC, and Econometrics, Inc.

Compliance1, Inc. manages the Health and Safety Information Service, a joint venture with the U.S. Department of Commerce, which facilitates agri-chemical and crop protection product compliance in cooperation with the U.S. Environmental Protection Agency and state departments of agriculture. Its internet-based solution consolidates the official up-to-date information needed by online market places to comply with federal, state, and local regulations. The Company's investment is in the form of three-year 10% secured convertible debentures in the aggregate principal amount of $1,165,000, which mature on various dates during 2003, and which converts, at the Company's option, into 34.2% of the outstanding common stock of Compliance1, Inc. as of June 30, 2001.

MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company's option, into 20% of the outstanding common stock of MedicareFacts, LLC as of June 30, 2001.

Econometrics, Inc. is a database marketing company that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year 8% unsecured convertible debenture in the aggregate principal amount of $2,000,000 that matures in October 2004, a three-year 10% unsecured convertible debenture for $100,000, plus warrants to purchase common stock, that matures in June 2003, and two 18% unsecured promissory notes for the amounts of $50,000 and $87,000 that mature in December 2001. As of June 30 2001, the $2,100,000 in debentures converts into 24.5% of the outstanding common stock of Econometrics, Inc.

The Company has an investment in Renaissance Pharmaceuticals, Inc. which is recorded at historical cost under the cost method. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company has a direct investment of $650,000 in Renaissance Pharmaceuticals, Inc. for 2.5% of the outstanding common stock as of June 30, 2001. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals, Inc. due to a revised valuation by the management of Renaissance Pharmaceuticals, Inc. in connection with Renaissance Pharmaceuticals, Inc.'s $5.2 million convertible preferred stock offering.

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

Results of Operations

Net Sales and Operating Income (Loss).

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

	Three months ended June 30,
	2001	2000
NET SALES:
Waste Management Services Segment	$4,571,000	$4,204,000
Consumer Healthcare Products Segment	463,000	422,000

Company Totals	$5,034,000	$4,626,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$598,000	$585,000
Consumer Healthcare Products Segment	178,000	167,000
Corporate	(222,000)	(186,000)

Company Totals	$554,000	$566,000

The Company's net sales increased 9% to $5,034,000 for the first quarter of fiscal 2002 from $4,626,000 for the first quarter of fiscal 2001. The Company's operating income decreased 2% to $554,000 for the first quarter of fiscal 2002 from $566,000 during the same period in fiscal 2001. The Company's cost of goods sold increased to 63% of net sales for the quarter ended June 30, 2001 from 60% of net sales for the quarter ended June 30, 2000. Selling, general, and administrative expenses decreased to 26% of net sales for the first quarter of fiscal 2002 from 28% for the first quarter of fiscal 2001. The primary reasons for these changes are discussed below.

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

Waste Management Services Segment

Net sales in the Company's Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased to $4,571,000 for the first quarter of fiscal 2002 from $4,204,000 for the first quarter of fiscal 2001. As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers.

Bio Systems' operating income increased 2% to $598,000 for the quarter ended June 30, 2001 from $585,000 for the quarter ended June 30, 2000. Bio Systems' cost of goods sold increased to 66% of net sales for the first quarter of fiscal 2002 from 62% of net sales for the first quarter of fiscal 2001. Selling, general, and administrative expenses decreased to 21% of net sales for the quarter ended June 30, 2001 from 24% of net sales during the same period in fiscal 2001.

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

Additionally, Bio Systems' costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste discussed above. Disposal costs increases amounted to $164,000 more for the first quarter of fiscal year 2002 than was paid for the first quarter of fiscal 2001. Disposal costs were $462,000 and $298,000 for fiscal 2002 and 2001 respectively. The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems' processing facility is not currently equipped to process these larger containers. In future periods, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that is not expected to be material to Bio Systems' results of operations. The cost to upgrade the Company's processing facility to handle the large containers is estimated to be $500,000.

Consumer Healthcare Products Segment

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 10% to $463,000 for the first quarter of fiscal 2002 from $422,000 during the same period in fiscal 2001. As in recent years, this increase is primarily due to new customers and increased volume of existing customers.

Scherer Labs' operating income increased 7% to $178,000 for the first quarter of fiscal 2002 from $167,000 for the first quarter of fiscal 2001. The gross profit generated from increased sales, increased operation income, and selling, general and administrative expenses did not materially change for the first quarter of fiscal 2002 from fiscal 2001.

Corporate

The Company's operating expenses in the Corporate Segment increased to $222,000 for the quarter ended June 30, 2001 from $186,000 for the quarter ended June 30, 2000. Certain administrative, accounting, management oversight and payroll services are performed by the Company's Corporate office. The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company's executive officers) rent expense, and professional accounting and legal fees. The increase in the Corporate operating expenses is primarily due to the increase in accounting and consulting fees incurred during the first quarter of fiscal 2002.

Other Income.

The Company's interest income decreased to $192,000 for the first quarter of fiscal 2002 from $241,000 for the first quarter of fiscal 2001. The decrease is a result of the Company not accruing interest earned on one of its equity investments. During the first quarter of fiscal 2002, the Company recorded $39,000 of equity in net income of unconsolidated companies.

Provision for Income Taxes

During fiscal 2001, the Company determined that it would, more likely than not, realize the benefit of its deferred tax assets and so it removed the remaining valuation allowance against the net amount of such assets. Therefore, the Company will recognize tax provision during fiscal year 2002 to the extent of its taxable income. During the first quarter of fiscal 2002, the Company's taxable income used the remaining net operating loss carryforward balance that existed as of March 31, 2001. The provision for income taxes increased $253,000 to $282,000 for the first quarter of fiscal 2002 from $29,000 for the first quarter of fiscal 2001.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $5,562,000 at June 30, 2001, an increase of $1,164,000 from March 31, 2001. Since March 31, 2001, the Company made an additional investment of $87,000 in Econometrics, Inc.. The Company's working capital increased to $7,762,000 at June 30, 2001 from $7,096,000 at March 31, 2001. The increase was primarily for reasons described below.

Cash Flows from Operating Activities.

The Company's cash provided by operating activities from operations totaled $1,535,000 for the first quarter of fiscal 2002, as compared to $1,067,000 for the first quarter of fiscal 2001. The increase is primarily due to increased sales, reduction of accounts receivable and increased accounts payable and accrued expenses at June 30, 2001.

Cash Flows from Investing and Financing Activities.

The Company's investing activities used cash of $381,000 during the quarter ended June 30, 2001, as compared to providing $879,000 during the quarter ended June 30, 2000. In the first quarter of 2002, the Company increased its investment in equity investments by $87,000 and increased property and equipment by $228,000. See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere herein.

New capital lease obligations associated with the Waste Management Service Segment decreased the Company's cash from financing activities to $10,000 for the first quarter of fiscal 2002 compared with $49,000 during the first quarter of fiscal 2001.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand including possible investment and acquisition opportunities.

Effects of Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," which established new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001, must now be accounted for using the purchase method of accounting.

Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted on April 1, 2002, by the Company. The Company recorded amortization expense related to goodwill of $27,000 for the three months ended June 30, 2001, and is expected to record $107,000 of goodwill amortization expense for the year ending March 31, 2002. The Company has not yet quantified the impact of adopting Statement No. 142 on its consolidated financial statements; however, the impact is not expected to be material upon adoption on April 1, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None

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

QuickLinks

SCHERER HEALTHCARE, INC.
Quarterly Report on Form 10-Q For the Quarter Ended June 30, 2001
Table of Contents
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SCHERER HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SCHERER HEALTHCARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES