Form 10-Q
period 2001-09-30
SCHERER HEALTHCARE INC
filed 2001-11-14
CIK 703598

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES /x/  NO / /

Indicate the number of outstanding shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2001
Common Stock, $0.01 par value	4,339,056

SCHERER HEALTHCARE, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2001

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2001 and 2000 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	PART II. OTHER INFORMATION
4	Submission of Matters to a Vote of Security Holders	14
	SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2001	March 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$4,411,000	$4,398,000
Accounts receivable, less allowance for doubtful accounts of $348,000 and $257,000, respectively	4,374,000	4,747,000
Interest receivable	185,000	243,000
Inventories	344,000	333,000
Prepaid and other	182,000	232,000

Total current assets	9,496,000	9,953,000

PROPERTY AND EQUIPMENT	9,794,000	9,287,000
Less accumulated depreciation	(5,328,000)	(4,722,000)

Net property and equipment	4,466,000	4,565,000

OTHER ASSETS
Intangibles, net	3,431,000	3,538,000
Investments	9,638,000	11,280,000
Deferred income taxes	1,811,000	761,000
Other	462,000	451,000
Net assets of discontinued operations	481,000	481,000

Total other assets	15,823,000	16,511,000

TOTAL ASSETS	$29,785,000	$31,029,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2001	March 31, 2001
CURRENT LIABILITIES
Accounts payable	$977,000	$1,089,000
Accrued expenses	807,000	989,000
Unearned revenues	491,000	478,000
Current maturities of debt obligations	256,000	265,000
Income taxes payable	—	36,000

Total current liabilities	2,531,000	2,857,000

LONG-TERM DEBT, net of current maturities	492,000	551,000

OTHER LIABILITIES	75,000	100,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible preferred stock—$.01 par value, 2,000,000 shares authorized; 21,535 shares issued and outstanding at September 30, 2001 (21,704 at March 31, 2001)	—	—
Common stock—$.01 par value, 12,000,000 shares authorized; 4,714,159 shares issued at September 30, 2001 (4,713,411 at March 31, 2001); 4,323,130 shares outstanding at September 30, 2001 (4,323,382 at March 31, 2001)	47,000	47,000
Capital in excess of par value	22,312,000	22,115,000
Retained earnings	7,419,000	8,450,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders' equity	26,687,000	27,521,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,785,000	$31,029,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
NET SALES	$5,132,000	$4,611,000	$10,166,000	$9,237,000

COSTS AND EXPENSES
Cost of goods sold	3,357,000	2,928,000	6,549,000	5,687,000
Selling, general, and administrative	1,312,000	1,218,000	2,600,000	2,498,000
Litigation expense	—	—	—	28,000

Total costs and expenses	4,669,000	4,146,000	9,149,000	8,213,000

OPERATING INCOME	463,000	465,000	1,017,000	1,024,000

OTHER INCOME (EXPENSE)
Interest income	114,000	210,000	306,000	352,000
Equity in net losses of unconsolidated companies	(40,000)	(197,000)	(1,000)	(197,000)
Impairment charges on investments	(3,129,000)	—	(3,129,000)	—
Other, net	(29,000)	5,000	(32,000)	50,000

Total other income (expense), net	(3,084,000)	18,000	(2,856,000)	205,000

(LOSS) INCOME BEFORE INCOME TAXES	(2,621,000)	483,000	(1,839,000)	1,229,000
(BENEFIT) PROVISION FOR INCOME TAXES	(1,089,000)	39,000	(808,000)	68,000

NET (LOSS) INCOME	$(1,532,000)	$444,000	$(1,031,000)	$1,161,000

Basic (loss) earnings per common share	$(0.35)	$0.10	$(0.24)	$0.27

Diluted (loss) earnings per common share	$(0.34)	$0.10	$(0.23)	$0.26

Weighted average common shares outstanding—basic	4,322,874	4,321,105	4,322,874	4,321,096

Weighted average common shares outstanding—diluted	4,516,564	4,552,452	4,516,564	4,552,443

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,031,000)	$1,161,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	689,000	665,000
Equity in net losses of unconsolidated companies	1,000	197,000
Impairment charges on investments	3,129,000	—
Deferred taxes	(1,050,000)	—
Other non cash charges and credits, net	—	(29,000)
Changes in operating assets and liabilities:
Accounts receivable	373,000	63,000
Interest receivable	58,000	5,000
Inventories	(11,000)	111,000
Other	(39,000)	51,000
Income taxes payable	(36,000)	38,000
Accounts payable and accrued expenses	(294,000)	(449,000)
Unearned revenues	13,000	—
Other liabilities	(25,000)	(25,000)

Net cash provided by operating activities of continuing operations	1,777,000	1,788,000
Net operating activities of discontinued operations	—	(54,000)

Net cash provided by operating activities	1,777,000	1,734,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(507,000)	(724,000)
(Purchase) sale of investments, at market value, net	(1,001,000)	1,374,000
Investments in unconsolidated companies, at equity	(112,000)	(875,000)
Other investments, at cost	—	(100,000)
Change in permit acquisition costs	(76,000)	—

Net cash used for investing activities	(1,696,000)	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayment of) proceeds from borrowings	(68,000)	202,000

CHANGE IN CASH AND CASH EQUIVALENTS	13,000	1,611,000
CASH AND CASH EQUIVALENTS, beginning of period	4,398,000	1,689,000

CASH AND CASH EQUIVALENTS, end of period	$4,411,000	$3,300,000

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

NOTE 2.

    The components of inventory at September 30, 2001 and March 31, 2001 consisted of the following:

	September 30, 2001	March 31, 2001
Finished products	$65,000	$65,000
Containers, packaging, and raw materials	279,000	268,000

Total	$344,000	$333,000

    Inventories are stated at the lower of net realizable value or cost using the first-in, first-out ("FIFO") method.

NOTE 3.

    Obligations under capital leases at September 30, 2001 and March 31, 2001 consisted of the following:

	September 30, 2001	March 31, 2001
Obligations under capital leases, due in varying installments through fiscal 2006	$748,000	$816,000
Less current maturities	(256,000)	(265,000)

Long-term debt	$492,000	$551,000

NOTE 4.

    The Company has the following investments as of September 30, 2001 and March 31, 2001:

	September 30, 2001	March 31, 2001
Investments in marketable securities, at market value	$9,043,000	$7,843,000
Equity method investments in unconsolidated companies, net	325,000	3,167,000
Other investments, at cost	270,000	270,000

Total	$9,638,000	$11,280,000

    The Company's investments in marketable securities, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at market value based on quoted market prices. The net unrealized holding gains (losses) on these investments is reported under capital in excess of par value as other comprehensive income (loss) and was $197,000 for the six months ended September 30, 2001, and the accumulated balance was ($80,000) as of September 30, 2001.

    The amortized cost and fair market value of the Company's marketable securities are as follows:

	Amortized Cost	Net Unrealized Gains (losses)	Fair Market Value
September 30, 2001
Municipal bonds	$6,409,000	$(90,000)	$6,319,000
Corporate bonds	2,714,000	10,000	2,724,000
Preferred stocks	—	—	—

Total	$9,123,000	$(80,000)	$9,043,000

March 31, 2001
Municipal bonds	$6,608,000	$(148,000)	$6,460,000
Corporate bonds	1,215,000	(107,000)	1,108,000
Preferred stocks	299,000	(24,000)	275,000

Total	$8,122,000	$(279,000)	$7,843,000

    The net unrealized losses of the Company's marketable securities at September 30, 2001, and March 30, 2001, are detailed as follows:

September 30, 2001	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Municipal bonds	$35,000	$(125,000)	$(90,000)
Corporate bonds	63,000	(53,000)	10,000

Total	$98,000	$(178,000)	$(80,000)

March 31, 2001	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Municipal bonds	$21,000	$(169,000)	$(148,000)
Corporate bonds	1,000	(108,000)	(107,000)
Preferred stocks	—	(24,000)	(24,000)

Total	$22,000	$(301,000)	$(279,000)

    The amortized cost and estimated fair value of the securities (excluding the preferred stocks) at September 30, 2001, by contractual maturity, are shown below:

	Amortized Cost	Fair Market Value
Due in one year or less	$—	$—
Due after one year through five years	1,955,000	2,028,000
Due after five years through ten years	211,000	217,000
Due after ten years	6,957,000	6,798,000

Total	$9,123,000	$9,043,000

    The Company had investments in three unconsolidated companies, recorded on the equity method of accounting, of $3,167,000 as of March 31, 2001. Due to recent difficult economic conditions affecting these companies resulting in the inability to generate sufficient cash flow and the amount of liabilities ranking ahead of the Company's investment in these entities, the Company has concluded that its total investment in two of these companies, Compliance1, Inc. and Econometrics, Inc., is currently without value. Accordingly, the Company has recorded an impairment charge of $3,129,000 in the second quarter of fiscal year 2002 which includes the balance of the investment in these companies and are all related accounts.

    The Company continues to carry its investment in MedicareFacts, LLC recorded on the equity method. The Company's equity in the net loss of this unconsolidated company was $40,000 for the second quarter of fiscal year 2002. MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company's option, into 20% of the outstanding common stock of MedicareFacts, LLC as of September 30, 2001.

    The Company has an investment in Renaissance Pharmaceuticals, Inc. which is recorded at historical cost under the cost method. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company has a direct investment of $650,000 in Renaissance Pharmaceuticals, Inc. for 2.5% of the outstanding common stock as of September 30, 2001. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals, Inc. due to a revised valuation by the management of Renaissance Pharmaceuticals, Inc. in connection with Renaissance Pharmaceuticals, Inc.'s $5.2 million convertible preferred stock offering. Management of Renaissance Pharmaceuticals, Inc. has informed the Company that it is actively pursuing investors for their preferred stock offering.

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

Results of Operations

Net Sales and Operating Income.

    The following table sets forth, for the periods indicated, the net sales and operating income for each segment of the business of the Company and its subsidiaries:

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
NET SALES:
Waste Management Services Segment	$4,694,000	$4,265,000	$9,265,000	$8,469,000
Consumer Healthcare Products Segment	438,000	346,000	901,000	768,000

Company Totals	$5,132,000	$4,611,000	$10,166,000	$9,327,000

OPERATING INCOME:
Waste Management Services Segment	$524,000	$483,000	$1,122,000	$1,069,000
Consumer Healthcare Products Segment	176,000	119,000	359,000	285,000
Corporate	(237,000)	(137,000)	(464,000)	(330,000)

Company Totals	$463,000	$465,000	$1,017,000	$1,024,000

    The Company's net sales increased 11% to $5,132,000 for the second quarter of fiscal 2002 from $4,611,000 for the second quarter of fiscal 2001. The Company's operating income decreased 0.4% to $463,000 for the second quarter of fiscal 2002 from $465,000 for the second quarter of fiscal 2001. The Company's cost of goods sold of the Waste Management Services Segment is made up of direct labor and related costs and benefits to collect and process waste, vehicle and equipment maintenance, repair and depreciation, waste disposal costs and interest on capital leases used to finance vehicle acquisitions. The cost of goods sold for the Consumer Healthcare Products Segment is made up of the cost of materials for products distributed and the related shipping expenses. The Company's cost of goods sold on a consolidated basis for the quarter ended September 30, 2001, and September 30, 2000, was 65% and 64%, respectively, of net sales. Selling, general and administrative expenses were 26% of net sales for the second quarter of fiscal 2002 and did not change from the 26% for the second quarter of fiscal 2001 on a consolidated basis. Selling, general and administrative expenses in both of the Company's business segments is made up of:

  •
  management, administrative and office compensation, related costs and benefits;

  •
  utilities, insurance, property depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

    The Company's net sales increased 9% to $10,166,000 for the six months ended September 30, 2001, from $9,327,000 for the six months ended September 30, 2000. The Company's operating income decreased 0.7% to $1,017,000 for the first six months of fiscal 2002 from $1,024,000 for the first six months of fiscal 2001. Cost of goods sold increased to 64% of net sales for the six months ended September 30, 2001, from 62% of net sales for the six months ended September 30, 2000. Selling, general and administrative expenses decreased to 26% of net sales for the six months ended September 30, 2001, from 27% of net sales for the six months ended September 30, 2000. The primary reasons for these changes are discussed below.

    The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

    Net sales in the Company's Waste Management Services Segment, which operates through Bio Waste Systems, Inc. and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 10% to $4,694,000 for the second quarter of fiscal 2002 from $4,265,000 for the second quarter of fiscal 2001. Bio Systems' net sales increased 9% to $9,265,000 for the six months ended September 30, 2001 from $8,469,000 during the same period in fiscal 2001. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Bio Systems added six new hospital contracts in the second quarter of fiscal 2002, and added a total of 12 new hospital contracts in the first six months of fiscal 2002. It is expected that these 12 new hospital contracts, which have a term of at least one year, will contribute more than $460,000 in revenue during fiscal 2002. Market forces and competitive pricing pressures have affected Bio Systems' ability to increase prices for its sharps disposal services with existing hospital and physician customers. These factors also impact the prices Bio Systems is able to charge new and potential customers. In fiscal 2002, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $25,000 to $220,000 in the second quarter of fiscal 2002, as compared to $10,000 in the second quarter of fiscal 2001. For the six months ended September 30, 2001, net sales for laboratory and surgical fluid waste increased 30% to $453,000 from $348,000 for the six months ended September 30, 2000. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market although the market is relatively small compared to Bio Systems' core business of sharps disposal.

    Bio Systems' operating income increased to $524,000 for the quarter ended September 30, 2001, from $483,000 for the quarter ended September 30, 2000. Bio Systems' cost of goods sold for the second quarter of fiscal 2002 was 68% of net sales compared to 65% for the second quarter of fiscal 2001. Starting in early fiscal 1998 and continuing through the current period, Bio Systems has had substantial new hospital activity adding 22 new hospitals in fiscal year 1998, 24 new hospitals in fiscal year 1999, 25 new hospitals in fiscal year 2000, 24 new hospitals in fiscal year 2001, and 12 new hospitals during the first six months of fiscal year 2002. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers. Although Bio Systems continues to increase revenue through new hospital contracts, the pricing pressures discussed above combined with certain contract restrictions have hampered Bio Systems' ability to effectively absorb these costs and expenses as compared to prior periods. Additionally, Bio Systems' costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste discussed above. The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems' processing facility is not currently equipped to process these larger containers. In the near future, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that is not expected to be material to Bio Systems' results of operations. Selling, general and administrative expenses decreased to 21% of Bio System's net sales for the quarter ended September 30, 2001 compared to 23% for the quarter ended September 30, 2000.

    Bio Systems' operating income increased 1% to $1,122,000 for the six months ended September 30, 2001, from $1,069,000 for the six months ended September 30, 2000. Primarily due to the reasons discussed above, Bio System's cost of goods sold for the six months ended September 30, 2001, as a percentage of its net sales was 67% compared to 64% for the six months ended September 30, 2000. Bio System's selling, general and administrative expenses decreased to 21% of net sales for the first six months of fiscal 2002 compared to 24% for the first six months of fiscal 2001.

Consumer Healthcare Products Segment

    Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), increased 27% to $438,000 for the second quarter of fiscal 2002 from $346,000 during the same period in fiscal 2001. Scherer Labs' net sales increased 17% to $901,000 for the six months ended September 30, 2001 from $768,000 for the six months ended September 30, 2000. Increased sales are mostly the result of increased volume with existing customers plus some new customers added in the first six months of fiscal 2002.

    As a result of the increase in net sales, Scherer Labs' operating income increased 48% to $176,000 for the second quarter of fiscal 2002 from $119,000 for the second quarter of fiscal 2001 and increased 26% to $359,000 for the six months ended September 30, 2001 from $285,000 for the six months ended September 30, 2000.

Corporate

    The Company's operating expenses in the Corporate Segment increased to $303,000 for the quarter ended September 30, 2001, from $233,000 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, operating expenses in the Corporate Segment increased to $589,000 from $490,000 for the same period in fiscal 2001. Certain administrative, accounting, management oversight and payroll services are performed by the Company's corporate office. The Corporate operating expenses primarily include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. The salaries and wages increased to $115,000 for the second quarter of fiscal 2002 from $94,000 for the second quarter of fiscal 2001 and to $264,000 for the first six months of fiscal 2002 from $168,000 for the first six months of fiscal 2001 primarily due to severance compensation resulting from the closure of Scherer Labs' Texas office. Professional, legal, accounting and financial consulting fees increased to $31,000 for the second quarter of fiscal 2002 from $12,000 for the second quarter of fiscal 2001 and to $144,000 for the first six months of fiscal 2002 from $44,000 for the first six months of fiscal 2001 primarily due to the costs incurred to respond to a Securities and Exchange Commission

(SEC) comment letter issued in connection with a routine periodic review of the Company's reports filed with the SEC and the contractual relationship for financial consulting.

Other Income.

    Primarily as a result of writing off and not recording interest income associated with investments in Econometrics, Inc., and Compliance1, Inc., the Company's interest income decreased to $114,000 for the second quarter of fiscal 2002 from $210,000 for the second quarter of fiscal 2001 and decreased to $306,000 for the six months ended September 30, 2001, from $352,000 for the six months ended September 30, 2000. The Company recognized equity in net losses of unconsolidated companies of $40,000 and $1,000 for the second quarter of fiscal 2002 and for the six months ended September 30, 2001, respectively, relating to its equity method investments. The Company also recognized $3,129,000 of impairment charges in the quarter ended September 30, 2001, relating to a write off of its investments and the related accounts for Econometrics, Inc. and Compliance1, Inc. (See Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere herein).

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $4,411,000 at September 30, 2001, an increase of $13,000 from March 31, 2001. Since March 31, 2001, the Company has made additional investments of $112,000 in Econometrics, Inc. in an attempt to keep that company viable. (See Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Also, since March 31, 2001, the Company invested $1,001,000 in additional marketable securities. The Company's working capital decreased $131,000 at September 30, 2001, from $7,096,000 at March 31, 2001. This decrease was primarily for the reasons described below and the result of investment transactions described above.

Cash Flow from Operating Activities.

    The Company's cash provided by operating activities totaled $1,777,000 for the first six months of fiscal 2002, as compared to $1,788,000 for the first six months of fiscal 2001.

Cash Flows from Investing and Financing Activities.

    The Company's investing activities used cash of $1,696,000 for the six months ended September 30, 2001, as compared to a use of cash of $325,000 for the six months ended September 30, 2000. During the six months ended September 30, 2001, the Company increased its investment in marketable securities by $1,001,000 and the Company made an additional cash investment of $112,000 in Econometrics, Inc. (see comments above). For the six months ended September 30, 2001, the Company acquired in its Waste Management Services Segment new vehicles, factory machinery and equipment, office equipment and containers amounting to $507,000, versus $724,000 for the six months ended September 30, 2000.

    Cash used for financing activities was $68,000 for the six months ended September 30, 2001, resulting from the Company paying off certain capital leases. For the six months ended September 30, 2000, cash flow from financing activities was $202,000 caused by capital lease financing of new vehicles.

    Management of the Company believes that its current cash on hand and its current and future cash flow is sufficient to maintain its operations on a short term and long term basis. The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand including possible acquisition opportunities and internal expansion.

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

    Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted on April 1, 2002, by the Company. The Company recorded amortization expense related to goodwill of $56,000 for the six months ended September 30, 2001, and is expected to record $107,000 of goodwill amortization expense for the year ending March 31, 2002. The Company has not yet quantified the impact of adopting Statement No. 142 on its consolidated financial statements; however, the impact is not expected to be material upon adoption on April 1, 2002.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on September 12, 2001 for the purpose of electing

    Directors. The following persons were elected to the Company's Board of Directors. The vote totals are set forth opposite the name of each nominee for director.

	For	Withheld
Stephen Lukas, Sr.	3,837,137 shares	17,042 shares
Kenneth H. Robertson	3,837,141 shares	17,038 shares
Robert P. Scherer, Jr.	3,836,937 shares	17,242 shares
Joel M. Segal	3,836,607 shares	17,572 shares
William J. Thompson	3,837,141 shares	17,038 shares

    There were no broker non-votes with respect to the election of directors.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERER HEALTHCARE, INC. (Registrant)
Date: November 14, 2001	/s/ Robert P. Scherer, Jr. Robert P. Scherer, Jr. Chairman, Chief Executive Officer and President
Date: November 14, 2001	/s/ Donald P. Zima Donald P. Zima Vice President and Chief Financial Officer

QuickLinks

Table of Contents
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHERER HEALTHCARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES