Form 10-Q
period 2001-12-31
SCHERER HEALTHCARE INC
filed 2002-02-14
CIK 703598

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

YES         X                                NO

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class	Outstanding as of February 8, 2002
Common Stock, $0.01 par value	4,339,056

SCHERER HEALTHCARE, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2001

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	PART II. OTHER INFORMATION
6	Exhibits and Reports on Form 8-K	13
	SIGNATURES	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	December 31, 2001	March 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$5,448,000	$4,398,000
Accounts receivable, less allowance for doubtful accounts of $345,000 and $257,000, respectively	4,307,000	4,747,000
Interest receivable	166,000	243,000
Inventories	402,000	333,000
Prepaid and other	553,000	232,000

Total current assets	10,876,000	9,953,000

PROPERTY AND EQUIPMENT	10,156,000	9,287,000
Less accumulated depreciation	(5,663,000)	(4,722,000)

Net property and equipment	4,493,000	4,565,000

OTHER ASSETS
Intangibles, net	3,384,000	3,538,000
Investments	9,476,000	11,280,000
Deferred income taxes	1,875,000	761,000
Other	—	451,000
Net assets of discontinued operations	481,000	481,000

Total other assets	15,216,000	16,511,000

TOTAL ASSETS	$30,585,000	$31,029,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2001	March 31, 2001
CURRENT LIABILITIES
Accounts payable	$1,245,000	$1,089,000
Accrued expenses	1,010,000	989,000
Unearned revenues	492,000	478,000
Current maturities of debt obligations	256,000	265,000
Income taxes payable	—	36,000

Total current liabilities	3,003,000	2,857,000

LONG-TERM DEBT, net of current maturities	504,000	551,000

OTHER LIABILITIES	63,000	100,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible preferred stock—$.01 par value, 2,000,000 shares authorized; 17,939 shares issued and outstanding at December 31, 2001 (21,704 at March 31, 2001)	—	—
Common stock—$.01 par value, 12,000,000 shares authorized; 4,730,085 shares issued at December 31, 2001 (4,713,411 at March 31, 2001); 4,339,056 shares outstanding at December 31, 2001 (4,323,382 at March 31, 2001)	47,000	47,000
Capital in excess of par value	22,394,000	22,394,000
Unrealized loss on marketable securities	(241,000)	(279,000)
Retained earnings	7,906,000	8,450,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders' equity	27,015,000	27,521,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,585,000	$31,029,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
NET SALES	$5,048,000	$4,708,000	$15,214,000	$13,945,000

COSTS AND EXPENSES
Cost of goods sold	3,372,000	2,957,000	9,921,000	8,644,000
Selling, general, and administrative	1,241,000	1,323,000	3,774,000	3,795,000
Discontinued operations	52,000	2,000	119,000	56,000

Total costs and expenses	4,665,000	4,282,000	13,814,000	12,495,000

OPERATING INCOME	383,000	426,000	1,400,000	1,450,000

OTHER INCOME (EXPENSE)
Interest income	166,000	241,000	472,000	692,000
Equity in net losses of unconsolidated companies	(1,000)	(106,000)	(2,000)	(303,000)
Impairment charges on investments	—	(380,000)	(3,129,000)	(380,000)
Other, net	10,000	1,000	(22,000)	2,000

Total other income (expense), net	175,000	(244,000)	(2,681,000)	11,000

INCOME (LOSS) BEFORE INCOME TAXES	558,000	182,000	(1,281,000)	1,461,000
PROVISION (BENEFIT) FOR INCOME TAXES	70,000	(229,000)	(738,000)	(190,000)

NET INCOME (LOSS)	$488,000	$411,000	$(543,000)	$1,651,000

Basic earnings per common share	$0.11	$0.10	$(0.13)	$0.38

Diluted earnings per common share	$0.11	$0.09	$(0.13)	$0.36

Weighted average common shares outstanding—basic	4,339,056	4,321,165	4,332,978	4,321,119

Weighted average common shares outstanding—diluted	4,515,818	4,532,590	4,332,978	4,532,544

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(543,000)	$1,651,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,049,000	1,106,000
Provision for bad debts	26,000	—
Deferred taxes	(1,114,000)	(261,000)
Equity in net losses of unconsolidated companies	2,000	303,000
Impairment charge for investments	3,129,000	380,000
Other noncash charges and credits, net	—	30,000
Changes in operating assets and liabilities:
Accounts receivable	440,000	(4,000)
Interest Receivable	77,000	—
Inventories	(69,000)	56,000
Workers compensation collateral refund	451,000	—
Other assets	(321,000)	(237,000)
Income tax payable	(36,000)	—
Accounts payable and accrued expenses	177,000	(67,000)
Unearned revenue	14,000	—
Other liabilities	(37,000)	(66,000)

Net cash provided by operating activities of continuing operations	3,245,000	2,891,000
Net operating activities of discontinued operations	—	(56,000)

Net cash provided by operating activities	3,245,000	2,835,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(870,000)	(1,185,000)
Sale of investments, at market value, net	—	2,192,000
Purchase of municipal bonds	(1,525,000)	—
Cash proceeds from sale of municipal bonds	200,000	—
Cash proceeds from sale of preferred stock	298,000	—
Investments in unconsolidated companies, at equity	(112,000)	(1,515,000)
Other investments, at cost	—	(100,000)
Change in permit acquisition cost, net	(92,000)	—
Other investing activities, net	(38,000)	387,000

Net cash used for investing activities	(2,139,000)	(221,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net issuances (repayment) of borrowings	(56,000)	295,000

CHANGE IN CASH AND CASH EQUIVALENTS	1,050,000	2,909,000
CASH AND CASH EQUIVALENTS, beginning of period	4,398,000	1,689,000

CASH AND CASH EQUIVALENTS, end of period	$5,448,000	$4,598,000

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

        Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

NOTE 2.

        The components of inventory at December 31, 2001 and March 31, 2001 consisted of the following:

	December 31, 2001	March 31, 2001
Finished products	$40,000	$65,000
Containers, packaging, and raw materials	362,000	268,000

Total	$402,000	$333,000

NOTE 3.

        Obligations under capital leases at December 31, 2001 and March 31, 2001 consisted of the following:

	December 31, 2001	March 31, 2001
Obligations under capital leases, due in varying installments through fiscal 2006	$760,000	$816,000
Less current maturities	(256,000)	(265,000)

Long-term debt	$504,000	$551,000

NOTE 4.

        The Company has the following investments at December 31, 2001 and March 31, 2001:

	December 31, 2001	March 31, 2001
Investments, at market value	$8,881,000	$7,843,000
Investments in unconsolidated companies, at equity	325,000	3,167,000
Other investments, at cost	270,000	270,000

	$9,476,000	$11,280,000

        The Company's investments, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices. The net unrealized holding gains (losses) on these investments are reported as a separate component of stockholders' equity and were $159,000 and $38,000 for the three months and nine months ended December 31, 2001, respectively, and the accumulated balance was ($241,000) as of December 31, 2001.

        The amortized cost and fair market value of the Company's marketable securities are as follows:

	Amortized Cost	Net Unrealized Losses	Fair Market Value
December 31, 2001
Municipal bonds	$6,408,000	$(228,000)	$6,180,000
Corporate bonds	2,714,000	(13,000)	2,701,000
Preferred stocks	—	—	—

Total	$9,122,000	$(241,000)	$8,881,000

March 31, 2001
Municipal bonds	$6,608,000	$(148,000)	$6,460,000
Corporate bonds	1,215,000	(107,000)	1,108,000
Preferred stocks	299,000	(24,000)	275,000

Total	$8,122,000	$(279,000)	$7,843,000

        The net unrealized losses of the Company's marketable securities at December 31, 2001, and March 30, 2001, are detailed as follows:

December 31, 2001	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Municipal bonds	$16,000	$(244,000)	$(228,000)
Corporate bonds	39,000	(52,000)	(13,000)

Total	$55,000	$(296,000)	$(241,000)

March 31, 2001	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Municipal bonds	$21,000	$(169,000)	$(148,000)
Corporate bonds	1,000	(108,000)	(107,000)
Preferred stocks	—	(24,000)	(24,000)

Total	$22,000	$(301,000)	$(279,000)

        The amortized cost and estimated fair value of the securities (excluding the preferred stocks) at December 31, 2001, by contractual maturity, are shown below:

	Amortized Cost	Fair Market Value
Due in one year or less	$—	$—
Due after one year through five years	1,954,000	2,004,000
Due after five years through ten years	211,000	214,000
Due after ten years	6,957,000	6,663,000

Total	$9,122,000	$8,881,000

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

        The Company continues to carry its investment in MedicareFacts, LLC recorded on the equity method. The Company's equity in the net loss of this unconsolidated company was $1,000 for the third quarter of fiscal year 2002. MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company's option, into 18.6% of the outstanding common stock of MedicareFacts, LLC as of December 31, 2001.

        The Company has an investment in Renaissance Pharmaceuticals, Inc. which is recorded at historical cost under the cost method. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company has a direct investment of $650,000 in Renaissance Pharmaceuticals, Inc. for 2.5% of the outstanding common stock as of December 31, 2001. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals, Inc. due to a revised valuation by the management of Renaissance Pharmaceuticals, Inc. in connection with Renaissance Pharmaceuticals, Inc.'s $5.2 million convertible preferred stock offering. Management of Renaissance Pharmaceuticals, Inc. has informed the Company that it is actively pursuing investors for their preferred stock offering.

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

Results of Operations

Net Sales and Operating Income (Loss).

        The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
NET SALES:
Waste Management Services Segment	$4,724,000	$4,346,000	$13,989,000	$12,815,000
Consumer Healthcare Products Segment	324,000	362,000	1,225,000	1,130,000

Company Totals	$5,048,000	$4,708,000	$15,214,000	$13,945,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$400,000	$514,000	$1,522,000	$1,583,000
Consumer Healthcare Products Segment	127,000	98,000	486,000	383,000
Corporate	(144,000)	(186,000)	(608,000)	(516,000)

Company Totals	$383,000	$426,000	$1,400,000	$1,450,000

        The Company's net sales increased 7% to $5,048,000 for the third quarter of fiscal 2002 from $4,708,000 for the third quarter of fiscal 2001. The Company's operating income decreased 10% to $383,000 for the third quarter of fiscal 2002 from $426,000 for the third quarter of fiscal 2001. The Company's cost of goods sold of the Waste Management Services Segment is primarily made up of direct labor and related costs and benefits to collect and process waste, vehicle and equipment maintenance, repair and depreciation, waste disposal costs and interest on capital leases used to finance vehicle acquisitions. The cost of goods sold for the Consumer Healthcare Products Segment is made up of the cost of materials for products distributed and the related shipping expenses. The Company's cost of goods sold on a consolidated basis for the quarter ended December 31, 2001, and December 31, 2000, was 67% and 63%, respectively, of net sales. Selling, general and administrative expenses decreased to 24% of net sales for the third quarter of fiscal 2002 from 28% for the third quarter of fiscal 2001 on a consolidated basis. Selling, general and administrative expenses in both of the Company's business segments is made up of:

  •
  management, administrative and office compensation, related costs and benefits; and

  •
  utilities, insurance, property depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

        The Company's net sales increased 9% to $15,214,000 for the nine months ended December 31, 2001, from $13,945,000 for the nine months ended December 31, 2000. The Company's operating income decreased 3% to $1,400,000 for the first nine months of fiscal 2002 from $1,450,000 for the first nine months of fiscal 2001. Cost of goods sold increased to 65% of net sales for the nine months ended December 31, 2001 from 62% of net sales for the nine months ended December 31, 2000. Selling, general and administrative expenses decreased to 25% of net sales for the nine months ended December 31, 2001 from 27% of net sales for the nine months ended December 31, 2000. The primary reasons for these changes are discussed below.

        The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company's individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

        Net sales in the Company's Waste Management Services Segment, which operates through Bio Waste Systems, Inc. and Medical Waste Systems, Inc. (collectively, "Bio Systems"), increased 9% to $4,724,000 for the third quarter of fiscal 2002 from $4,346,000 for the third quarter of fiscal 2001. Bio Systems' net sales increased 9% to $13,989,000 for the nine months ended December 31, 2001, from $12,815,000 during the same period in fiscal 2001. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers. Bio Systems added nine new hospital contracts in the third quarter of fiscal 2002, and added a total of 13 new hospital contracts in the first nine months of fiscal 2002. In fiscal 2001, Bio Systems expanded its disposal services to include certain laboratory waste and surgical fluid waste. Net sales for laboratory and surgical fluid waste increased $37,000 to $246,000 in the third quarter of fiscal 2002. Net sales for laboratory and surgical fluid waste increased $141,000 to $700,000 for the nine months ended December 31, 2001. Bio Systems intends to continue to actively pursue the laboratory and surgical fluid waste disposal market, although the market is relatively small compared to Bio Systems' core business of sharps disposal. Bio Systems has also expanded its disposal services at hospitals and healthcare related facilities to include other regulated medical waste ("redbag services"). For the third quarter of fiscal 2002, net sales in the redbag services segment increased $172,000 to $351,000. For the nine months ended December 31, 2001, net sales in the redbag segment increased $400,000 to $922,000.

        Bio Systems' cost of goods sold for the third quarter of fiscal 2002 was 69% of its net sales as compared to 64% for the third quarter of fiscal 2001, and for the nine months ending December 31, 2001 was 68% compared to 64% during the same period last year. The increases were primarily due to increases in outsourced waste disposal expenses, which increased $156,000 to $427,000 for the third quarter of fiscal 2002 and increased $470,000 to $1,187,000 during the nine months ended December 31, 2001. The increase in outsourced waste disposal expenses are due to several factors. First, Bio Systems' sharps disposal capacity at its Farmingdale facility is currently restricted under its solid waste processing permit. Further, non-sharps waste collected in Bio Systems' laboratory, surgical fluid and redbag waste services cannot currently be disposed at Bio Systems' facility. Bio Systems has applied to the appropriate agencies for additional permitted sharps disposal capacity and, although expects to receive approval during the first quarter of fiscal 2003. Selling, general and administrative expenses for the third quarter of fiscal 2002 decreased to 20% of net sales from 22% of net sales in the same period last year. For the nine months ended December 31, 2001, selling, general and administrative expenses decreased to 20% of net sales as compared to 22% during the same period last year.

        For the third quarter of fiscal 2002, operating income decreased 21% to $404,000 from $514,000 for the same period last year. For the nine months ending December 31, 2001, operating income decreased 4% to $1,522,000 from $1,583,000 for the same period last year. These results reflect higher costs related to outsourcing of waste disposal and sharps container hardware installation.

Consumer Healthcare Products Segment

        Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. ("Scherer Labs"), decreased 10% to $324,000 for the third quarter of fiscal 2002 from $362,000 during the same period in fiscal 2001. Scherer Labs' net sales increased 8% to $1,225,000 for the nine months ended December 31, 2001 from $1,130,000 for the nine months ended December 31, 2000. Increased sales are mostly the result of increased volume with existing customers.

        As a result of the decreased cost of goods sold, Scherer Labs' operating income increased 30% to $127,000 for the third quarter of fiscal 2002 from $98,000 for the third quarter of fiscal 2001 and increased 27% to $486,000 for the nine months ended December 31, 2001 from $383,000 for the nine months ended December 31, 2000.

Corporate

        The Company's operating expenses in the Corporate Segment decreased to $56,000 for the quarter ended December 31, 2001 from $186,000 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, operating expenses in the Corporate Segment increased to $608,000 from $516,000 for the same period in fiscal 2001. Certain administrative, accounting, management oversight and payroll services are performed by the Company's corporate office. The Corporate operating expenses primarily include the salaries and wages of the personnel who perform these functions (including the Company's executive officers), rent expense, and professional accounting and legal fees. For the quarter ended December 31, 2001, the corporate office operating expense decrease is primarily due to a reduction of rent expense and the discontinuance of amortization of the Econometrics, Inc. amortization cost. The increase of corporate operating expenses for the nine months ended December 31, 2001, is primarily due to financial consulting and other professional fees and severance compensation that resulted from the closing of Scherer Labs' Texas office.

Other Income.

        The Company's interest income for the third quarter of fiscal 2002 is primarily from its investments in government and corporate fixed income bonds. Of the $166,000 recorded, $10,000 represents interest accrued on MedicareFacts, LLC notes. In the third quarter of fiscal 2001, the $241,000 of interest income included $82,000 accrued on the debt instruments of its unconsolidated companies accounted for on the equity method. (See Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.) In the third quarter of fiscal 2002 the Company recognized equity in net losses of unconsolidated companies of $1,000 as compared to $106,000 for the third quarter of fiscal 2001. The Company also recognized a $380,000 impairment charge in the quarter ended December 31, 2000, relating to a write down of an investment recorded under the cost method of accounting.

Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $5,448,000 at December 31, 2001, an increase of $1,050,000 from $4,398,000 at March 31, 2001. Since March 31, 2001, the Company has made additional investments of $112,000 in Econometrics, Inc. in an attempt to keep that company viable. (See Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere herein). Also, since March 31, 2001, the Company invested $1,027,000 in additional marketable securities. The Company's working capital increased $777,000 at December 31, 2001, from $7,096,000 at March 31, 2001. This increase was primarily for the reasons described below.

Cash Flow from Operating Activities.

        The Company's cash provided by operating activities from continuing operations totaled $3,245,000 for the first nine months of fiscal 2002, as compared to $2,891,000 for the first nine months of fiscal 2001. The increase is primarily due to increased sales of $1,269,000 at Bio Systems and Scherer Labs for the nine months ended December 31, 2001, a corresponding decrease in accounts receivable and collateralizing workers compensation requirements with letters of credit instead of using cash.

Cash Flows from Investing and Financing Activities.

        The Company's investing activities used cash of $2,139,000 for the nine months ended December 31, 2001, as compared to a use of cash of $221,000 for the nine months ended December 31,

2000. During the nine months ended December 31, 2001, the Company increased its net investment in marketable securities by $1,027,000 and the Company made an additional cash investment of $112,000 in Econometrics, Inc. (see comments above). For the nine months ended December 31, 2001, the Company acquired new vehicles, factory machinery and equipment, office equipment and containers amounting to $870,000, versus $1,185,000 for the nine months ended December 31, 2000.

        Cash used for financing activities was $56,000 for the nine months ended December 31, 2001, resulting from the Company paying off certain capital leases. For the nine months ended December 31, 2000, cash flow from financing activities was $295,000 caused by capital lease financing of new vehicles.

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

        Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The Company must adopt the provisions of Statement No.142 on April 1, 2002. The Company recorded amortization expense related to goodwill of $83,000 for the nine months ended December 31, 2001, and is expected to record $107,000 of goodwill amortization expense for the year ending March 31, 2002. The Company has not yet quantified the impact of adopting Statement No. 142 on its consolidated financial statements; however, the impact is not expected to be material upon adoption on April 1, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

          None

        (b)    Reports on Form 8-K.

          None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERER HEALTHCARE, INC. (Registrant)
Date: February 14, 2002	/s/ ROBERT P. SCHERER, JR. Robert P. Scherer, Jr. Chairman, Chief Executive Officer and President
Date: February 14, 2002	/s/ DONALD P. ZIMA Donald P. Zima Vice President and Chief Financial Officer

QuickLinks

SCHERER HEALTHCARE, INC. Quarterly Report on Form 10–Q For the Quarter Ended December 31, 2001 Table of Contents
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