Form 10-K/A
period 2001-03-31
SCHERER HEALTHCARE INC
filed 2002-03-19
CIK 703598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                YES X       NO   .
                                   ---        ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Form 10-K/A except those Exhibits so incorporated as set forth in Item 14(a)(3) and the Exhibit Index herein.

                                EXPLANATORY NOTE

         This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to include certain information required by Part IV, Item 14(a)(3) and the Exhibit Index of the Company's Form 10-K which was filed with the Securities and Exchange Commission on June 28, 2001.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(3)   EXHIBITS

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

                                      -2-


            18    Letter from Arthur Andersen, LLP on Change in Accounting
                  Principles.*

            21    Subsidiaries of Registrant.**

            23    Consent of Arthur Andersen, LLP.**



--------
*        Filed herewith.
**       Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2002.

                                      SCHERER HEALTHCARE, INC.

                                  By: /s/ Donald P. Zima
                                      -----------------------------
                                      Donald P. Zima
                                      Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS

         The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

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

    10.6 10% Series B Convertible Promissory Note dated October 15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer
            Healthcare, Inc., a Delaware corporation (Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 2000).

    10.7    Subscription Agreement dated October 15, 2000, by and between
            MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc., a
            Delaware corporation (Exhibit 10.2 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended December 31, 2000).

    18      Letter from Arthur Andersen, LLP on Change in Accounting Principles.*

    21      Subsidiaries of Registrant.**

    23      Consent of Arthur Andersen, LLP.**

--------
*        Filed herewith.
**       Previously filed.