Form 10-K
period 2002-03-31
SCHERER HEALTHCARE INC
filed 2002-05-31
CIK 703598

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

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

YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on May 24, 2002 was $5,508,719. There were 4,340,221 shares of common stock outstanding on May 24, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Parts I and III of this report.

SCHERER HEALTHCARE, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2002

SCHERER HEALTHCARE, INC.

FORM 10-K

PART I

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, reliance on union employees and ability to negotiate acceptable collective bargaining agreements with the labor unions, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

Overview

        Scherer Healthcare, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 18, 1981, as the successor to Aloe Creme Laboratories, Inc., incorporated on February 7, 1953. The Company's common stock is listed on The Nasdaq National Market under the symbol "SCHR".

        The Company, through its subsidiaries, operates in two business segments. The Company's waste management services segment assists hospitals, clinics, doctors, and other health care facilities with the containment, control, collection and processing of sharp-edged medical waste such as needles, syringes, razors, scissors and scalpels. The consumer healthcare products segment distributes brand name and generic over-the-counter health care products. At March 31, 2002, the following wholly-owned subsidiaries operated within the Company's two business segments:

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

Financial Information Relating to Segment Operations

        Set forth below is certain financial information with respect to each of the Company's operating segments.

	Year Ended March 31,
	2002	2001	2000
Net Sales:
Waste Management Services Segment	$18,832,000	$17,278,000	$15,435,000
Consumer Healthcare Products Segment	1,566,000	1,460,000	1,353,000

Total	20,398,000	$18,738,000	$16,788,000

Operating Income (Loss):
Waste Management Services Segment	$1,763,000	$1,712,000	$1,656,000
Consumer Healthcare Products Segment	546,000	507,000	460,000
Corporate	(926,000)	(789,000)	(698,000)

Total	$1,383,000	$1,430,000	$1,418,000

Identifiable Assets:
Waste Management Services Segment	$13,008,000	$13,201,000	$12,708,000
Consumer Healthcare Products Segment	244,000	236,000	228,000
Corporate (a)	15,874,000	17,592,000	15,774,000

Total	$29,126,000	$31,029,000	$28,680,000

Depreciation Expense:
Waste Management Services Segment	$1,296,000	$1,228,000	$1,069,000
Consumer Healthcare Products Segment	5,000	2,000	3,000
Corporate	22,000	46,000	45,000

Total	$1,323,000	$1,276,000	$1,117,000

Capital Expenditures:
Waste Management Services Segment	$841,000	$1,509,000	$1,344,000
Consumer Healthcare Products Segment	0	2,000	3,000
Corporate	4,000	2,000	28,000

Total	$845,000	$1,513,000	$1,375,000

(a)
Amount includes net assets of discontinued operations of $498,000, $481,000, and $399,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

        The Company recorded interest income at Corporate of $621,000, $806,000, and $738,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

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

        Customers.    Bio Systems' customers include hospitals, nursing homes, medical clinics, physicians and laboratories. Services to hospitals are typically provided under contracts with a term of at least one year. As of March 31, 2002, Bio Systems had contracts with 303 hospitals, including agreements with the Greater New York Hospital Association, New Jersey Hospital Association, and 17 of the largest hospital networks in the Northeast. Additionally, Bio Systems provides medical services to over 3,500 small quantity generators, including medical clinics, laboratories, and physicians' offices.

        No single customer accounted for over 3% of Bio Systems' net sales during the years ended March 31, 2002, 2001, and 2000.

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

        Employees.    At March 31, 2002, Bio Systems had 180 employees. Drivers, technicians and processing personnel in New York and drivers and warehouse personnel in Pennsylvania are covered by collective bargaining agreements representing approximately 83% of Bio Systems' employees. Bio Systems entered into a three-year collective bargaining agreement in June 1999 with the union for its New York employees, a three-year agreement in October 1999 with the union for its Pennsylvania employees, and a three-year agreement in August 2001 with a union for its Massachusetts employer. Bio Systems has begun negotiations for the renewal of its collective bargaining agreement with the union for its New York employees.

Consumer Healthcare Products Segment

        Overview.    In 1981, the Company acquired Scherer Laboratories, Inc. ("Scherer Labs"), a Texas corporation originally incorporated in 1903. Scherer Labs distributes its own brand name, over-the-counter, healthcare products. These products are primarily used for treatment of colds and coughs, eye and ear irritations and insect bites. Scherer Labs' products are manufactured by third party contractors using Scherer Labs' formulas. Scherer Labs carries an inventory sufficient to cover planned sales requirements. Scherer Labs' return policy is consistent with the drug industry, with annual returns during the last three years of less than 1.5% of total annual sales.

        Scherer Labs shares office and warehouse space with the Company at the Company's corporate headquarters in Atlanta, Georgia. At March 31, 2002, Scherer Labs had two full-time employees. They work from the Atlanta, Georgia facility and administer all sales, marketing, purchasing, all customer service, warehouse and distribution functions and also perform certain accounting functions, including order processing, accounts receivable, and inventory control. Scherer Labs generates the majority of its sales through office staff, outside consultants, general print advertising and trade shows.

        Seasonality.    The sales of most of Scherer Labs' products are evenly distributed throughout the year. However, the majority of three of Scherer Labs' products are purchased by consumers during the summer months. As a result of this seasonal activity, approximately 30% of Scherer Labs' sales occur during the first fiscal quarter (April through June) of each fiscal year.

        Customers.    Scherer Labs markets its products primarily to drug and food stores, mass-market retailers, drug wholesalers, and government agencies. Sales to McKesson HBOC represented approximately 68% of Scherer Labs' total sales in each of the years ended March 31, 2002 and 2001. McKesson HBOC is the primary wholesaler for Wal-Mart, Inc. Wal-Mart accounts for over 80% of McKesson HBOC's purchases from Scherer Labs. The loss of Wal-Mart's business would have a material adverse effect on Scherer Labs' ability to continue to operate profitably. In the years ended March 31, 2001 and 2000, sales to Albertsons, Inc. represented approximately 10% and 13% of Scherer Labs' total sales, respectively.

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

      Warminster, Pennsylvania—12,000 square foot office leased by Medical Waste Systems, Inc. as a base of operations for the Mid-Atlantic states.

          Medical Waste Systems, Inc.

      Haverhill, Massachusetts—4,000 square foot transfer station leased by Medical Waste Systems, Inc.

  Consumer Healthcare Products Segment:

          Scherer Laboratories, Inc.

      Occupies a portion of the 5,300 square feet leased by Corporate in Atlanta, Georgia.

  Corporate Segment:

          Scherer Healthcare, Inc.

      Atlanta, Georgia—1,540 square feet of leased office space.

      Atlanta, Georgia—5,300 square feet of leased office and warehouse space. The warehouse space is shared with Scherer Laboratories, Inc.

          Biofor, Inc.

      Waverly, Pennsylvania—29 acres of vacant land and a 30,000 square foot building on 5.5 acres of land owned by Biofor. This property currently is not used and is for sale.

        The Company believes the facilities in all locations are adequate for the current and anticipated future level of activities.

ITEM 3. LEGAL PROCEEDINGS

        The Company is, from time to time, a party to certain legal proceedings, however, it does not anticipate that any current proceedings will have any material adverse effects on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to security holders for vote during the quarter ended March 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

        The names, ages at May 30, 2002, and current positions of the Company's current executive officers and by each person who served as an officer at March 31, 2002, are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Name and Age	Positions with the Company
Robert P. Scherer, Jr., 69	Director of the Company since 1977; Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1995; President of the Company since May 1998. A director, executive officer and controlling stockholder of RPS Investments, Inc., a privately held investment company, since its formation.
Donald P. Zima, 69
Vice President and Chief Financial Officer since joining the Company on June 26, 2000. Prior to joining the Company, Mr. Zima was Chief Financial Officer of Servidyne Systems, Inc. from April 1999 to June 2000, Chief Financial Officer of Sybra, Inc. from October 1996 to April 1999 and Financial Manager for Atlanta Committee for the Olympic Games from February 1996 to October 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

        At March 31, 2002, there were approximately 1,900 shareholders of record of the Company's common stock. The Company's common stock is traded on The Nasdaq National Market under the symbol "SCHR". The following table sets forth the high and low closing sale prices per share as reported by Nasdaq for the periods indicated:

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	$3.49	$2.75	$4.000	$3.312
Second Quarter	3.35	3.15	4.438	3.188
Third Quarter	4.00	3.10	4.000	3.062
Fourth Quarter	5.05	3.60	4.437	3.375

        On May 24, 2002, the closing price of the common stock on The Nasdaq National Market was $3.70.

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

        The information required by Item 201(d) of Regulation S-K is included under "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended March 31, 2002, are derived from the audited consolidated financial statements of the Company. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of the Company as of March 31, 2002 and 2001, and for each of the years in the three year period ended March 31, 2002, and the report of Arthur Andersen LLP thereon, are included elsewhere in this report.

SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

	Year Ended March 31,
	2002	2001	2000	1999	1998
Net sales	$20,398	$18,738	$16,788	$14,995	$13,853
Cost of goods sold	$13,328	$11,754	$10,249	$8,796	$8,008
Selling, general, and administrative expenses	$5,687	$5,554	$4,823	$4,406	$4,811
Litigation settlements	$—	$—	$298	$167	$—
Operating income	$1,383	$1,430	$1,418	$1,626	$1,034
Other income (expense), net	$(2,705)	$(463)	$830	$772	$491
Income (loss) before income taxes	$(1,322)	$967	$2,248	$2,398	$1,525
Income (loss) before income taxes per share—basic	$(0.31)	$0.22	$0.52	$0.54	$0.35
Income (loss) before income taxes per share—diluted	$(0.31)	$0.21	$0.49	$0.51	$0.33
Gain (loss) from discontinued operations	$—	$—	$—	$—	$4,497
Net income (loss)	$(1,938)	$1,499	$2,046	$2,321	$6,001
Basic net income (loss) per common share	$(0.45)	$0.35	$0.47	$0.54	$1.39
Diluted net income (loss) per common share	$(0.45)	$0.33	$0.45	$0.51	$1.32
Weighted average shares outstanding—basic	4,330	4,321	4,336	4,330	4,314
Weighted average shares outstanding—diluted	4,330	4,542	4,548	4,566	4,530
Total assets	$29,126	$31,029	$28,680	$27,977	$25,792
Capital lease obligations, net of current maturities	$673	$551	$438	$729	$1,011
Stockholders' equity	$25,532	$27,521	$25,363	$24,268	$21,916
Cash dividends	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, reliance on union employees and ability to negotiate acceptable collective bargaining agreements with the labor unions, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Critical Accounting Policies

Investments

        The Company uses the equity method of accounting for companies and other investments in which the Company has significant influence. Generally this represents common stock ownership or convertible rights of at least 20%, and not greater than 50%, of the company in which the Company has the investment and, for investments in limited liability companies, investments of at least 5% of ownership percentages.

        The Company had investments in unconsolidated companies, recorded on the equity method of accounting, of $303,000 and $3,167,000 as of March 31, 2002 and 2001, respectively. The Company's equity in net losses of unconsolidated companies was $24,000 and $667,000 for the years ended March 31, 2002 and 2001, respectively.

        The Company performs analysis of the operations and financial position of all investments on a quarterly basis subsequent to its initial investment, including a review of quarterly unaudited financial statements. The Company considers any increase/decrease in the Company's investments to be temporary unless other information related to sale or cessation exist.

Revenue Recognition

        The Company records revenue for services provided when the Company has completed the service. The Company records product revenue when products are received by customers or independent distributors. The Company's payment terms are the same for all customers, i.e. 1% discount if paid in 10 days net due in 30 days. The Company does not offer price protection. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," transactions with customers and distributors qualify as sales at shipment. The Company's return and exchange policy is as follows:

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $100,000, net of tax effects, for fiscal 2003. Prior to the completion of the second quarter of fiscal 2003, the Company will complete a transitional impairment review for goodwill and indefinite lived intangible assets as of the date of adoption. Subsequently, the Company will perform similar impairment reviews annually. Management does not believe that the adoption of the impairment review provisions of the standard will have a material effect on the Company's financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company will adopt FAS 144 as of April 1, 2002 and does not believe that the adoption of FAS 144 will have a material impact on the Company's financial position or results of operations.

Results of Operations

        Net Sales and Operating Income (Loss).    The following table sets forth the net sales and operating income (loss) for each segment of the Company's business for the last three fiscal years:

	Year Ended March 31,
	2002	2001	2000
NET SALES:
Waste Management Services Segment	$18,832,000	$17,278,000	$15,435,000
Consumer Healthcare Products Segment	1,566,000	1,460,000	1,353,000

Company Totals	20,398,000	$18,738,000	$16,788,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$1,763,000	$1,712,000	$1,656,000
Consumer Healthcare Products Segment	546,000	507,000	460,000
Corporate	(926,000)	(789,000)	(698,000)

Company Totals	$1,383,000	$1,430,000	$1,418,000

Fiscal 2002 vs. Fiscal 2001

        The Company's net sales increased by 9% to $20,398,000 for the year ended March 31, 2002 from $18,738,000 for the year ended March 31, 2001. The Company's operating income decreased 3% to $1,383,000 for the year ended March 31, 2002 from $1,430,000 for the year ended March 31, 2001. The Company's cost of sales increased to 65% of net sales for the year ended March 31, 2002 from 63% of net sales for the year ended March 31, 2001. The Company's selling, general, and administrative expenses decreased to 28% of net sales for the year ended March 31, 2002, from 30% of net sales for the year ended March 31, 2001.

        The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

        Net sales in the Company's waste management services segment, which operates through Bio Systems, increased 9% to $18,832,000 for the year ended March 31, 2002 from $17,278,000 for the year ended March 31, 2001. The sales growth is primarily due to securing new contracts with additional hospitals and hospital networks for Bio Systems' core business of providing "sharps" (sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers and price increases initiated for contract renewals. Additionally, the industry trend toward the formation of hospital networks and Bio Systems' success in marketing its services to these networks has enhanced Bio Systems' sales and market share.

        Bio Systems' operating income increased 3% to $1,763,000 for the year ended March 31, 2002, from $1,712,000 for the year ended March 31, 2001. Bio Systems' cost of sales increased to 67% of its net sales for the year ended March 31, 2002, from 65% of net sales for the year ended March 31, 2001. Cost of sales is primarily comprised of: direct labor and related costs and benefits to collect and process waste amounting to 31% of net sales; vehicle and equipment maintenance, repair, capital lease financing, and depreciation amounting to 5% of net sales; waste disposal costs amounting to 12% of net sales; and warehouse expenses amounting to 6% of net sales. Selling, general, and administrative expenses as a percentage of Bio Systems' net sales decreased to 21% for the year ended March 31, 2002, from 25% for the year ended March 31, 2001, primarily related to increasing the workers compensation reserves. Selling, general, and administrative expenses are primarily comprised of: management, administrative and office compensation, related costs and benefits; and utilities, insurance, property taxes, depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses. Starting early in the year ended March 31,1999 and continuing through the year ended March 31, 2002, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses with respect to those accounts. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the addition of personnel and medical waste transportation vehicles needed to service the new hospital accounts.

Consumer Healthcare Products Segment

        Net sales for Scherer Labs, which operates in the Company's consumer healthcare products segment, increased 7% to $1,566,000 for the year ended March 31, 2002 from $1,460,000 for the year ended March 31, 2001. The increase in Scherer Labs' net sales is due primarily to the following factors: (i) the general increase in the level of business for the year ended March 31, 2002, (ii) extension of the contract with Wal-Mart, and (iii) the addition of CVS Corporation's southeastern stores initially selling just one of Scherer Lab's products.

        Scherer Labs' operating income increased to $546,000 for the year ended March 31, 2002 from $507,000 for the year ended March 31, 2001. Scherer Labs' cost of sales decreased slightly to 38% of its net sales for the year ended March 31, 2002 from 40% for the year ended March 31, 2001. Cost of sales is primarily comprised of the cost of materials for products the Company distributes and the related shipping expenses. Selling, general, and administrative expenses decreased to 23% of net sales for the year ended March 31, 2002 from 29% for the year ended March 31, 2001. The reduction was primarily due to closing the Texas office. Selling, general, and administrative expenses are primarily comprised of: management, administrative and office compensation, related costs and benefits; and utilities, insurance, property taxes, depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

Corporate

        The Company's operating expenses at the corporate level increased to $926,000 for the year ended March 31, 2002 from $789,000 for the year ended March 31, 2001. Certain administrative, accounting, management oversight, and payroll services are performed by the Company's Corporate office for its subsidiaries. The Corporate operating expenses primarily include the salaries, wages and related benefits of the personnel who perform these functions (including the Company's executive officers), rent expense, professional, accounting and legal fees. Salaries and wages increased from $361,000 for the year ended March 31, 2001 to $468,000 for the year ended March 31, 2002. This increase was due to a full year of employment for two new staff members. Professional, accounting and legal fees increased from $204,000 for the year ended March 31, 2001 to $257,000 for the year ended March 31, 2002.

Investments

        Following is a discussion of the Company's investments during the year ended March 31, 2002:

MedicareFacts, LLC:

  MedicareFacts, LLC ("MedicareFacts") designs and develops reimbursement guides that provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which is convertible, at the Company's option, into 18.6% of the outstanding equity of MedicareFacts as of March 31, 2002.

Econometrics, Inc.:

  Econometrics, Inc. ("Econometrics") is a database marketing company that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year 8% unsecured convertible debenture in the aggregate principal amount of $2,000,000 that matures in October 2004, a three-year 10% convertible debenture of $100,000, plus warrants to purchase common stock, that matures in June 2003, and an 18% promissory note of $50,000 that matured in April 2001.

  Econometrics, Inc. was cash flow deficient and had poor earnings performance; however, it was able to meet its interest payment obligations to the Company through September 30, 2000. During the three months ended March 31, 2001, and continuing into the quarters ended June 30, 2001, and September 30, 2001, Econometrics was negotiating (i) a reverse merger with an independent company that would have reduced the Company's equity interest to 16% and (ii) a potential sale of 100% of Econometrics, including the Company's interests, for $15 million. These negotiations led to discussions regarding a potential three-way merger transaction with an established advertising agency and a small database compiling company. The overall objective was to merge those two businesses into Econometrics to improve Econometrics' business and prospects and/or to sell Econometrics.

  Discussions between Econometrics and these third parties continued through the quarter ended September 30, 2001. However, as a result of the decline in the economy in general and the parties' industry in particular, the business activity of all three parties to the proposed merger deteriorated and the discussions regarding the transaction were terminated.

  After the tragic events of September 11, 2001, the Company invested an additional $25,000 in Econometrics to provide emergency capital. Another investor agreed to invest $25,000; however, that investor subsequently refused to honor its commitment. As a result, Econometrics was not able to meet its payroll in early October 2001. A number of employees departed and, subsequently, Econometrics' executive officers resigned. Since the end of November 2001, Econometrics has not had any employees and does not conduct any operations. Accordingly, the Company wrote down the investment in the quarter ended September 30, 2001.

Compliance1, Inc.

  Compliance1, Inc. ("Compliance1") manages the Health and Safety Information Service, a joint venture with the U.S. Department of Commerce, which facilitates agri-chemical and crop protection product compliance in cooperation with the U.S. Environmental Protection Agency and state departments of agriculture. Its Internet-based solution consolidates the official up-to-date information needed by online market places to comply with federal, state, and local regulations. The Company's investment is in the form of three-year 10% secured convertible debentures in the aggregate principal amount of $1,165,000, which mature on various dates during 2003.

  Compliance1, Inc. was a start-up enterprise that never had any revenue and attempts to finance future operations were unsuccessful. Compliance1 attempted to negotiate a sale of the company to a third party. However, during the quarter ended September 30, 2001, the Company was notified that all negotiations with potential buyers had ceased and, accordingly, the Company wrote down its investment.

Renaissance Pharmaceuticals, Inc.

  The Company has an investment in Renaissance Pharmaceuticals, Inc. ("Renaissance Pharmaceuticals") which is recorded at historical cost under the cost method of accounting. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company has a direct investment of $622,000 in Renaissance Pharmaceuticals for 2.5% of the outstanding common stock as of March 31, 2001. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals due to a revised valuation by the management of Renaissance Pharmaceuticals, Inc. in connection with convertible preferred stock offering by Renaissance Pharmaceuticals.

  During the year ended March 31, 2002, the Company received notice that Renaissance Pharmaceuticals was having cash flow problems and would not be able to continue without additional equity contributions. Management believes that there is no future benefit in contributing cash to Renaissance Pharmaceuticals and wrote down the remaining investment in the approximate amount of $242,000.

        Due to the recent difficult economic conditions affecting Econometrics, Compliance1 and Renaissance Pharmaceuticals resulting in the inability to generate sufficient cash flow and the amount of liabilities ranking ahead of the Company's investment in these entities, the Company has concluded that the decrease in value of its total investment in Econometrics, Compliance1 and Renaissance Pharmaceuticals is other than temporary and has written down the respective investments to zero. Accordingly, the Company recorded impairment charges of $3,129,000 in the quarter ended September 20, 2001, and $242,000 in the quarter ended March 31, 2002.

Fiscal 2001 vs. Fiscal 2000

        The Company's net sales increased by 12% to $18,738,000 for the year ended March 31, 2001 from $16,788,000 for the year ended March 31, 2000. The Company's operating income increased 1% to $1,430,000 for the year ended March 31, 2001 from $1,418,000 for the year ended March 31, 2000. The Company's cost of sales increased to 63% of net sales for the year ended March 31, 2001 from 61% of net sales for the year ended March 31, 2000. The Company's selling, general, and administrative expenses increased to 30% of net sales for the year ended March 31, 2001, from 29% of net sales for the year ended March 31, 2000.

        The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the individual business segments. Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

        Net sales in the Company's waste management services segment, which operates through Bio Systems, increased 12% to $17,278,000 for the year ended March 31, 2001 from $15,435,000 for the year ended March 31, 2000. The sales growth is primarily due to securing new hospital contracts for Bio Systems' core business of providing "sharps" (sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers and price increases initiated for contract renewals. Additionally, the industry trend toward the formation of hospital networks and Bio Systems' success in marketing its services to these networks has enhanced Bio Systems' sales and market share growth.

        Bio Systems' operating income increased 3% to $1,712,000 for the year ended March 31, 2001, from $1,656,000 for the year ended March 31, 2000. Bio Systems' cost of sales increased to 65% of its net sales for the year ended March 31, 2001, from 63% of net sales for the year ended March 31, 2000. Cost of sales is primarily comprised of: direct labor and related costs and benefits to collect and process waste amounting to 31% of net sales; vehicle and equipment maintenance, repair, capital lease financing, and depreciation amounting to 5% of net sales; waste disposal costs amounting to 12% of net sales; and warehouse expenses amounting to 6% of net sales. Selling, general, and administrative expenses as a percentage of Bio Systems' net sales increased to 25% for the year ended March 31, 2001, from 24% for the year ended March 31, 2000. Selling, general, and administrative expenses are primarily comprised of: management, administrative and office compensation, related costs and benefits; and utilities, insurance, property taxes, depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses. Starting early in the year ended March 31,1999 and continuing through the year ended March 31, 2001, Bio Systems has had substantial new hospital activity. Preparing new accounts for service requires, among other things, installation of Bio Systems' reusable containers and sometimes considerable operational follow-up which causes temporary increases in certain costs and expenses with respect to those accounts. Additionally, Bio Systems' operating payroll and transportation costs and expenses have increased due to the addition of personnel and medical waste transportation vehicles needed to service the new hospital accounts.

Consumer Healthcare Products Segment

        Net sales for Scherer Labs, which operates in the Company's consumer healthcare products segment, increased 8% to $1,460,000 for the year ended March 31, 2001 from $1,353,000 for the year ended March 31, 2000. The increase in Scherer Labs' net sales is due primarily to the following factors: (i) the general increase in the level of business for the year ended March 31, 2001, (ii) extension of the contract with Wal-Mart, and (iii) the addition of CVS Corporation's southeastern stores initially selling just one of Scherer Lab's products.

        Scherer Labs' operating income increased to $507,000 for the year ended March 31, 2001 from $460,000 for the year ended March 31, 2000. Scherer Labs' cost of sales increased slightly to 40% of its net sales for the year ended March 31, 2001 from 39% for the year ended March 31, 2000. Cost of sales is primarily comprised of the cost of materials for products the Company distributes and the related shipping expenses. Selling, general, and administrative expenses increased to 29% of net sales for the year ended March 31, 2001 from 27% for the year ended March 31, 2000. Selling, general, and administrative expenses are primarily comprised of: management, administrative and office compensation, related costs and benefits; and utilities, insurance, property taxes, depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

Corporate

        The Company's operating expenses at the corporate level increased to $789,000 for the year ended March 31, 2001 from $698,000 for the year ended March 31, 2000. Certain administrative, accounting, management oversight, and payroll services are performed by the Company's Corporate office for its subsidiaries. The Corporate operating expenses primarily include the salaries, wages and related benefits of the personnel who perform these functions (including the Company's executive officers), rent expense, professional, accounting and legal fees. Salaries and wages decreased from $440,000 for the year ended March 31, 2000 to $361,000 for the year ended March 31, 2001. This decrease was partially due to one fewer employee and offset by the increase of $34,000 for outside clerical services. The Company did not incur any lawsuit settlement expenses in the year ended March 31, 2001 versus $298,000 for the year ended March 31, 2000, $255,00 of which was accounted for in Bio Systems. Professional, accounting and legal fees increased from $113,000 for the year ended March 31, 2000 to $204,000 for the year ended March 31, 2001.

        Other Income (Expense).    The Company recorded interest income of $621,000, $806,000, and $738,000 in the years ending March 31, 2002, 2001, and 2000, respectively. The increase in interest income is a result of the investment of the Company's cash, principally in marketable securities.

        During the year ended March 31, 2002, the Company recognized equity in net losses of unconsolidated companies of $24,000, relating to its equity method investments in MedicareFacts, LLC, Econometrics, Inc. and Compliance1, Inc. The Company also recognized a $3,371,000 of impairment charges for the balance of its investments in Econometrics, Inc., Compliance1, Inc. and Renaissance Pharmaceuticals, Inc. (see Note 3 of Notes to Consolidation Financial Statement included elsewhere herein).

        Income Taxes.    The Company recorded an income tax provision (benefit) of $616,000, $(532,000), and $202,000 for the years ending March 31, 2002, 2001 and 2000, respectively. For the year ended March 31, 2002, based on its recent earnings history and uncertainty related to certain taxable items, an asset valuation allowance of $1,281,000 was established versus no valuation for the year ended March 31, 2001. This, combined with $445,000 of other taxes, net, resulted in the $616,000 of income tax expense at March 31, 2002. For the year ended March 31, 2001, and in prior years, the Company utilized tax loss carryforwards to offset taxable income.

Quarterly Results of Operations

        The following table presents certain unaudited quarterly statement of operations data for each of the last 12 quarters through the quarter ended March 31, 2002. The information has been derived from the Company's unaudited consolidated financial statements. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

QUARTERLY RESULTS OF OPERATIONS
(In thousands except per share data)

	Fiscal year ended March 31, 2002				Fiscal year ended March 31, 2001				Fiscal year ended March 31, 2000
	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31
NET SALES	$5,034	$5,132	$5,048	$5,184	$4,626	$4,611	$4,708	$4,793	$4,070	$4,019	$4,220	$4,479

Cost of sales	3,192	3,357	3,372	3,407	2,759	2,928	2,957	3,110	2,340	2,418	2,634	2,857
Selling, general, and administrative expenses	1,288	1,312	1,293	1,794	1,301	1,218	1,325	1,710	1,209	1,151	1,232	1,231
Litigation expense	—	—	—	—	—	—	—	—	—	245	—	53

OPERATING INCOME (LOSS)	554	463	383	(17)	566	465	426	(27)	521	205	354	338
OTHER (EXPENSE) INCOME:
Interest income	192	114	166	149	241	210	241	114	188	156	199	195
Equity in net losses of unconsolidated companies	39	(40)	(1)	(22)	—	(197)	(106)	(364)	—	—	—	—
Impairment charge for other investments, at cost	—	(3,129)	—	(242)	—	—	(380)	(181)	—	—	—	—
Other, net	(3)	(29)	10	91	(49)	5	1	2	20	19	20	92

Total (expense) other income	228	(3,084)	175	(24)	192	18	(244)	(429)	208	175	219	287

Income before income taxes	782	(2,621)	558	(41)	758	483	182	(456)	729	380	573	625
Provision (benefit) for income taxes	282	(1,089)	70	1,353	29	39	(229)	(371)	22	20	19	141

NET (LOSS) INCOME	$500	$(1,532)	$488	$(1,394)	$729	$444	$411	$(85)	$707	$360	$554	$484

BASIC NET (LOSS) INCOME PER COMMON SHARE	$0.12	$(0.35)	$0.11	$(0.32)	$0.17	$0.10	$0.10	$(0.02)	$0.16	$0.08	$0.13	$0.11

DILUTED (LOSS) INCOME PER COMMON SHARE	$0.11	$(0.34)	$0.11	$(0.32)	$.16	$0.10	$0.09	$(0.02)	$0.16	$0.08	$0.12	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	4,323	4,323	4,339	4,330	4,336	4,321	4,321	4,321	4,336	4,336	4,336	4,336

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	4,525	4,517	4,516	4,330	4,548	4,552	4,533	4,542	4,547	4,556	4,541	4,548

Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $5,561,000 at March 31, 2002, an increase of $1,163,000 from $4,398,000 at March 31, 2001. Since March 31, 2000, the Company has made additional investments of $150,000 in fiscal year 2001 and $112,000 in fiscal year 2002 in Econometrics, Inc. and $1,115,000 in fiscal year 2001 in Compliance1 Inc. In October 2000, the Company made an investment of $400,000 in MedicareFacts, LLC. Also, since March 31, 2001, the Company has sold $467,000 of marketable securities which increased cash and cash equivalents. The Company's working capital increased to $8,155,000 at March 31, 2002, from $7,096,000 at March 31, 2001. This increase was primarily for the reasons described below and the result of investment transactions described above.

Cash Flows from Operating Activities.

        The Company's cash provided by operating activities from continuing operations totaled $3,692,000 for the year ended March 31, 2002, as compared to $3,040,000 for the year ended March 31, 2001. The increase at March 31, 2002, is primarily due to increased sales of $1,660,000 at Bio Systems and Scherer Labs.

Cash Flows from Investing and Financing Activities.

        The Company's investing activities used cash of $2,205,000, $596,000 and $5,614,000 for the years ending March 31, 2002, 2001 and 2000, respectively. During the year ended March 31, 2002, the Company received proceeds of $467,000 from the sale of its investments in marketable securities versus the year ended March 31, 2001, when the Company received proceeds of $2,743,000 from the sale of investments in marketable securities. The Company's marketable securities are composed of municipal bonds and corporate bonds and mature over periods ranging from 2 years to 29 years (see Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein).

        During the year ended March 31, 2002, the Company made additional investments in unconsolidated companies, accounted for using the equity method, of $112,000 in Econometrics, Inc. During the year ended March 31, 2001, the Company made cash investments of $150,000 in Econometrics, Inc., $1,115,000 in Compliance1, Inc. and $400,000 in MedicareFacts, LLC. (See Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein).

        As a result of the growth in business, Bio Systems made capital expenditures for vehicles, equipment, and containers of $841,000, $1,509,000, and $1,344,000 in the years ending March 31, 2002, 2001, and 2000, respectively.

        Cash (used in) provided by the Company's financing activities was $(307,000) and $265,000 for the years ended March 31, 2002, and 2001, respectively, caused by (repayment) capital lease financing of new vehicles. Cash flows used in financing activities was $93,000 in the year ending March 31, 2000, when the Company paid off certain capital leases and purchased treasury shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2002.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I, Item 4A of this report. Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's common stock. Directors, executive officers and persons owning more than 10% of the Company's common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during the year ended March 31, 2002, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Donald P. Zima and Joel M. Segal filed late Form 3's. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's common stock.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, warrants and rights
Equity compensation plans approved by security holders	445,000	$3.86	505,000
Equity compensation plans not approved by securityholders	—	—	—
Total	445,000	$3.86	505,000

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

3.1	Certificate of Incorporation of the Company, as amended (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
3.2	By-Laws of the Company (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
4	Certificate of Designation, Preferences and Rights of Preferred Stock by Resolution of the Board of Directors Providing for an Issue of 7,000 Shares of Preferred Stock Designated "Series A" Cumulative Convertible Preferred Stock (Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
10.1(a)	Property Lease between Bio Systems Partners and Flushing Operating Corp. for 210 Sherwood Avenue, Farmingdale, New York, and Addendum (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
(b)	Property Lease between Bio Systems Partners and Owners of 210 Sherwood Avenue for 210 Sherwood Avenue, Farmingdale, New York (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.2	Property Lease between Med X Services of PA, Inc. and successors and Mark Hankin and Hamnar Associates XVII for 380 Constance Drive, Warminster, Pennsylvania, and Addendum (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).
10.3	10% Convertible Promissory Note dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.1 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 31, 2000).

10.4	Subscription Agreement dated April 5, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.3 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2000).
10.5	10% Convertible Promissory Note dated July 1, 2000, by and between Compliance1, Inc., a Delaware corporation, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.2 to the Company's amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2000).
10.6	10% Series B Convertible Promissory Note dated October 15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc. a Delaware corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.7	Subscription Agreement dated October15, 2000, by and between MedicareFacts, LLC, a Delaware LLC, and Scherer Healthcare, Inc., a Delaware corporation (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
21	Subsidiaries of Registrant—filed herewith.
23	Consent of Arthur Andersen LLP—filed herewith.
99	Letter from Scherer Healthcare, Inc. to the SEC regarding Arthur Andersen LLP—filed herewith.

(b) Reports on Form 8-K.

        The following Current Reports on form 8-K were filed by the Company for the year ended March 31, 2002:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2002.

SCHERER HEALTHCARE, INC.
By:	/s/ ROBERT P. SCHERER, JR. Robert P. Scherer, Jr. Chairman, Chief Executive Officer and President

        KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints Robert P. Scherer, Jr. and Donald P. Zima, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Scherer Healthcare, Inc. for the fiscal year ended March 31, 2002, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2002.

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

SCHERER HEALTHCARE, INC.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Scherer Healthcare, Inc.:

        We have audited the accompanying consolidated balance sheets of SCHERER HEALTHCARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scherer Healthcare, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

                      /s/ Arthur Andersen LLP

Atlanta, Georgia
May 29, 2002

SCHERER HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,561,000	$4,398,000
Accounts receivable, less allowance for doubtful accounts of $299,000 in 2002 and $319,000 in 2001	4,320,000	4,747,000
Interest receivable	219,000	243,000
Inventories	416,000	333,000
Income taxes receivable	130,000	—
Prepaid and other	374,000	232,000

Total current assets	11,020,000	9,953,000

PROPERTY AND EQUIPMENT	10,010,000	9,287,000
Less accumulated depreciation	(5,466,000)	(4,722,000)

Total property and equipment, net	4,544,000	4,565,000

OTHER ASSETS
Intangible assets, net	3,331,000	3,538,000
Investments	9,143,000	11,280,000
Deferred income taxes	590,000	761,000
Other	—	451,000
Net assets of discontinued operations	498,000	481,000

Total other assets	13,562,000	16,511,000

TOTAL ASSETS	$29,126,000	$31,029,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,070,000	$1,089,000
Accrued expenses	1,011,000	989,000
Unearned revenue	492,000	478,000
Current maturities of capital lease obligations	292,000	265,000
Income taxes payable	—	36,000

Total current liabilities	2,865,000	2,857,000

CAPITAL LEASE OBLIGATIONS, net of current maturities	673,000	551,000
OTHER LIABILITIES	56,000	100,000
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Convertible preferred stock—$.01 par value, 2,000,000 shares authorized; 17,939 and 21,704 shares issued and outstanding as of March 31, 2002 and 2001, respectively	—	—
Common stock—$.01 par value, 12,000,000 shares authorized; 4,730,085 and 4,713,411 shares issued as of March 31, 2002 and 2001, respectively; 4,339,056 and 4,322,382 shares outstanding as of March 31, 2002 and 2001, respectively	47,000	47,000
Capital in excess of par value	22,394,000	22,394,000
Unrealized loss on marketable securities	(330,000)	(279,000)
Retained earnings	6,512,000	8,450,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders' equity	25,532,000	27,521,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,126,000	$31,029,000

The accompanying notes are an integral part of these consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2002	2001	2000
NET SALES	$20,398,000	$18,738,000	$16,788,000

COSTS AND EXPENSES
Cost of sales	13,328,000	11,754,000	10,249,000
Selling, general, and administrative	5,687,000	5,554,000	4,823,000
Litigation settlements (Note 6)	—	—	298,000

Total costs and expenses	19,015,000	17,308,000	15,370,000

OPERATING INCOME	1,383,000	1,430,000	1,418,000
OTHER (EXPENSE) INCOME
Interest income	621,000	806,000	738,000
Equity in net losses of unconsolidated companies	(24,000)	(667,000)	—
Impairment charge for investments	(3,371,000)	(561,000)	—
Other, net	69,000	(41,000)	92,000

Total other (expense) income, net	(2,705,000)	(463,000)	830,000

(LOSS) INCOME BEFORE INCOME TAXES	(1,322,000)	967,000	2,248,000
(Benefit) provision for income taxes	616,000	(532,000)	202,000

NET (LOSS) INCOME	$(1,938,000)	$1,499,000	$2,046,000

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.45)	$0.35	$0.47

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.45)	$0.33	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	4,330,417	4,321,367	4,336,383

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	4,330,417	4,542,272	4,548,293

The accompanying notes are an integral part of these consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended March 31, 2002, 2001, and 2000

	Preferred Stock	Common Stock	Capital In Excess of Par Value	Unrealized Loss on Marketable Securities	Retained Earnings	Treasury Stock, At Cost	Total Stockholders' Equity	Accumulated Comprehensive Income
Balance at March 31, 1999	$—	$47,000	$22,394,000	$(45,000)	$4,905,000	$(3,033,000)	$24,268,000	$4,860,000

Comprehensive income:
Net income	—	—	—		2,046,000	—	2,046,000	2,046,000
Unrealized loss on marketable securities	—	—	—	(893,000)	—	—	(893,000)	(893,000)

Comprehensive income							1,153,000	1,153,000

Shares Purchased	—	—	—		—	(58,000)	(58,000)	—

Balance at March 31, 2000	—	47,000	22,394,000	(938,000)	6,951,000	(3,091,000)	25,363,000	6,013,000

Comprehensive income:					1,499,000		1,499,000	1,499,000
Net income	—	—	—			—
Unrealized gain on marketable securities	—	—	—	659,000	—	—	659,000	659,000

Comprehensive income							2,158,000	2,158,000

Balance at March 31, 2001	—	47,000	$22,394,000	(279,000)	$8,450,000	$(3,091,000)	$27,521,000	$8,171,000

Comprehensive loss:
Net loss	—	—	—		(1,938,000)	—	(1,938,000)	(1,938,000)
Unrealized loss on marketable securities	—	—	—	(51,000)	—	—	(51,000)	(51,000)

Comprehensive loss							(1,989,000)	(1,989,000)

Balance at March 31, 2002	$—	$47,000	$22,394,000	(330,000)	$6,512,000	$(3,091,000)	$25,532,000	$6,182,000

The accompanying notes are an integral part of these consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,938,000)	$1,499,000	$2,046,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,540,000	1,559,000	1,364,000
Deferred taxes	171,000	(642,000)	210,000
Equity in net losses of unconsolidated companies	24,000	667,000	—
Impairment charge for investments	3,371,000	561,000	—
Other noncash charges and credits, net	—	14,000	(16,000)
Changes in operating assets and liabilities:
Accounts receivable	427,000	(305,000)	(829,000)
Interest receivable	24,000	5,000	(140,000)
Inventories	(83,000)	41,000	(174,000)
Prepaid and other current assets	(102,000)	(17,000)	—
Other assets	451,000	(186,000)	(68,000)
Income taxes	(166,000)	35,000	(84,000)
Accounts payable and accrued expenses	3,000	(65,000)	(60,000)
Unearned revenue	14,000	33,000	66,000
Other liabilities	(44,000)	(77,000)	(279,000)

Net cash provided by continuing operations	3,692,000	3,122,000	2,036,000

Net cash used by discontinued operations	(17,000)	(82,000)	(73,000)

Net cash provided by operating activities	3,675,000	3,040,000	1,963,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(845,000)	(1,513,000)	(1,375,000)
Sale of marketable securities	467,000	2,743,000	—
Purchase of marketable securities	(1,679,000)	—	(1,906,000)
Decrease in notes receivable	—	—	174,000
Investments in unconsolidated companies	(112,000)	(1,665,000)	(2,350,000)
Permit acquisition costs	(36,000)	(161,000)	(157,000)

Net cash used for investing activities	(2,205,000)	(596,000)	(5,614,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of borrowings) net proceeds from	(307,000)	265,000	(35,000)
Purchase of treasury shares	—	—	(58,000)

Net cash (used in) provided by financing activities	(307,000)	265,000	(93,000)

CHANGE IN CASH AND CASH EQUIVALENTS	1,163,000	2,709,000	(3,744,000)
CASH AND CASH EQUIVALENTS, beginning of year	4,398,000	1,689,000	5,433,000

CASH AND CASH EQUIVALENTS, end of year	5,561,000	$4,398,000	$1,689,000

SUPPLEMENTAL DISCLOSURES:
Cash payments for income taxes	$574,000	$67,000	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

SCHERER HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002, 2001, AND 2000

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

Fair Value of Financial Instruments

        As of March 31, 2002 and 2001, the carrying value of financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values based on the short-term maturities of these instruments. Additionally, the carrying value of both long-term investments and long-term debt approximated fair values.

Inventories

        Inventories are stated at the lower of cost or market, using the first-in, first-out ("FIFO") method.

        During the fourth quarter of 2001, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the FIFO method, as it represented a more accurate methodology for costing inventory. The change in accounting principle increased net income by $31,000 and is included in the accompanying consolidated statements of operations for the year ended March 31, 2001.

	As of March 31,
	2002	2001
Finished products	$53,000	$65,000
Containers, packaging, and raw material	363,000	268,000

Total	$416,000	$333,000

Property and Equipment

        Property and equipment is stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: automobiles and trucks—5 years, leasehold improvements—3-31 years, and furniture, fixtures, equipment and containers—3-10 years.

	As of March 31,
	2002	2001
Automobiles and trucks	$2,628,000	$2,246,000
Leasehold improvements	967,000	964,000
Furniture, fixtures, equipment and containers	6,415,000	6,077,000

Total	$10,010,000	$9,287,000

        Depreciation expense for the years ending March 31, 2002, 2001, and 2000 was $1,323,000, $1,276,000, and $1,117,000, respectively.

Intangible Assets

        Intangible assets include the cost in excess of net assets acquired ("goodwill") as well as various other intangibles. Intangible assets are amortized over the following estimated useful lives:

Years
Goodwill	30
Permit acquisition costs	1-5

Marketable Securities

        The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at fair market value, with unrealized holding gains and losses reported in stockholders' equity (see Note 3).

Income Taxes

        The Company uses the liability method to account for income taxes (see Note 9).

Revenue Recognition

        Revenue for services provided is recorded when the Company has completed the service. Product revenue is recorded by the Company when products are received by customers or independent distributors. The Company's payment terms for product sales are the same for all customers, i.e. 1% discount if paid in 10 days, net due in 30 days. The Company does not offer price protection. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," transactions with customers and distributors qualify as sales at delivery. The Company's return and exchange policy is as follows:

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

        The Company's returns for the years ending March 31, 2002, 2001, and 2000 were $10,000, $8,000, and $9,000, respectively. The Company's policy is to reduce sales and cost of goods sold when merchandise is returned.

Cost of Sales

        Cost of sales includes the cost of product sales attributed to the Consumer Healthcare Products Segment and the cost of services associated with the Waste Management Services Segment which includes salaries and benefits costs, transportation and overhead costs.

Unearned Revenue

        Unearned revenue includes the liability for advance billings to customers for contractual services billed on the first day of monthly billing periods.

Long-Lived Assets

        The Company reviews its long-lived assets, such as property and equipment and intangible assets, including goodwill, for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether impairment has occurred. When factors indicate that long-lived assets and intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Management believes the Company's long-lived assets and intangible assets are appropriately valued in the consolidated balance sheets as of March 31, 2002 and 2001.

Insurance/Self-Insurance

        The Company uses a combination of insurance and self-insurance for a number of risks including workers' compensation, general liability, vehicle liability and employee related health care benefits, a portion of which is paid by the employees. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

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

        For the year ended March 31, 2002, the Company reported a loss and has not calculated dilutive weighted average common shares as the dilutive securities are anti-dilutive. The following is a reconciliation of the Company's basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ending March 31, 2001 and 2000.

	2001	2000
Weighted average common shares outstanding—basic	4,321,367	4,336,383
Dilutive potential common shares, weighted:
Conversion of preferred stock to common stock	96,127	98,287
Dilutive stock options, net	124,778	113,623

Weighted average common shares outstanding—diluted	4,542,272	4,548,293

Anti-dilutive options not included	50,000	129,800

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $100,000, net of tax effects, for fiscal 2003. Prior to the completion of the second quarter of fiscal 2003, the Company will complete a transitional impairment review for goodwill and indefinite lived intangible assets as of the date of adoption. Subsequently, the Company will perform similar impairment reviews annually.

Management does not believe that the adoption of the impairment review provisions of the standard will have a material effect on the Company's financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company will adopt FAS 144 as of April 1, 2002 and does not believe that the adoption of FAS 144 will have a material impact on the Company's financial position or results of operations.

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

        The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1). Summarized financial data by business segment as of and for the years ending March 31, 2002, 2001, and 2000 are as follows.

	Year Ended March 31,
	2002	2001	2000
Net Sales:
Waste Management Services Segment	$18,832,000	$17,278,000	$15,435,000
Consumer Healthcare Products Segment	1,566,000	1,460,000	1,353,000

Total	20,398,000	$18,738,000	$16,788,000

Operating Income (Loss):
Waste Management Services Segment	$1,763,000	$1,712,000	$1,656,000
Consumer Healthcare Products Segment	546,000	507,000	460,000
Corporate	(926,000)	(789,000)	(698,000)

Total	$1,383,000	$1,430,000	$1,418,000

Identifiable Assets:
Waste Management Services Segment	$13,008,000	$13,201,000	$12,708,000
Consumer Healthcare Products Segment	244,000	236,000	228,000
Corporate (a)	15,874,000	17,592,000	15,744,000

Total	$29,126,000	$31,029,000	$28,680,000

Depreciation Expense:
Waste Management Services Segment	$1,296,000	$1,228,000	$1,069,000
Consumer Healthcare Products Segment	5,000	2,000	3,000
Corporate	22,000	46,000	45,000

Total	$1,323,000	$1,276,000	$1,117,000

Capital Expenditures:
Waste Management Services Segment	$841,000	$1,509,000	$1,344,000
Consumer Healthcare Products Segment	0	2,000	3,000
Corporate	4,000	2,000	28,000

Total	$845,000	$1,513,000	$1,375,000

(a)
Amount includes net assets of discontinued operations of $498,000, $481,000, and $399,000 as of March 31, 2002, 2001, and 2000, respectively (see Note 10).

        The Company recorded interest income of $621,000, $806,000, and $738,000 for the years ending March 31, 2002, 2001, and 2000, respectively, primarily related to interest-bearing investments carried at market value. The Company records interest income at the Corporate level.

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

Consumer Healthcare Products Segment

        Scherer Laboratories, Inc. ("Scherer Labs"), a 100% owned subsidiary of the Company, distributes its own brand name over-the-counter ("OTC") healthcare products. The OTC products are principally products used for treatment of colds and coughs, eye and ear irritations and insect bites. In the years ended March 31, 2002, 2001 and 2000, Scherer Labs had one customer who accounted for 68% of sales for each year.

        Scherer Labs markets its products primarily to drug and food stores, mass market retailers, drug wholesalers, and government agencies. The majority of the sales are through retailers in the southwest region of the United States.

NOTE 3. INVESTMENTS

        The Company has the following investments as of March 31, 2002 and 2001.

	2002	2001
Investments in marketable securities, at fair value	$8,811,000	$7,843,000
Equity method investments in unconsolidated companies	303,000	3,167,000
Other investments, at cost	29,000	270,000

Total	$9,143,000	$11,280,000

        The Company's investments, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds. These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices. The net unrealized holding gains or losses on these investments are reported in stockholders' equity in the accompanying balance sheet.

        The amortized cost and fair market value of the Company's marketable securities are as follows:

	Cost Amortized	Net Unrealized Loss	Fair Market Value
March 31, 2002
Municipal bonds	$6,408,000	$(243,000)	$6,165,000
Corporate bonds	2,733,000	(87,000)	2,646,000

Total	$9,141,000	$(330,000)	$8,811,000

March 31, 2001
Municipal bonds	$6,608,000	$(148,000)	$6,460,000
Corporate bonds	1,215,000	(107,000)	1,108,000
Preferred stocks	299,000	(24,000)	275,000

Total	$8,122,000	$(279,000)	$7,843,000

        The net unrealized losses of the Company's marketable securities at March 31, 2002 and 2001, respectively, are detailed as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
March 31, 2002
Municipal bonds	$24,000	$(267,000)	$(243,000)
Corporate bonds	3,000	(90,000)	(87,000)

Total	$27,000	$(357,000)	$(330,000)

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
March 31, 2001
Municipal bonds	$21,000	$(169,000)	$(148,000)
Corporate bonds	1,000	(108,000)	(107,000)
Preferred stocks	—	(24,000)	(24,000)

Total	$22,000	$(301,000)	$(279,000)

        The amortized cost and estimated fair value of the marketable securities (excluding the preferred stocks) at March 31, 2002, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,123,000	2,121,000
Due after five years through ten years	210,000	208,000
Due after ten years	6,808,000	6,482,000

Total	$9,141,000	$8,811,000

        The equity method of accounting is used for companies and other investments in which the Company has significant influence. Generally this represents common stock ownership or convertible rights of at least 20% and not greater than 50%, and for investments in limited liability companies of at least 5% of ownership percentages.

        The Company had investments in unconsolidated companies, recorded on the equity method of accounting, of $303,000 and $3,167,000 as of March 31, 2002 and 2001, respectively. The Company's equity in net losses of unconsolidated companies was $24,000 and $667,000 for the years ended March 31, 2002, and 2001, respectively.

        The Company performs analysis of the operations and financial position of all investments on a quarterly basis subsequent to its initial investment, including a review of quarterly unaudited financial statements. The Company considers any increase/decrease in the Company's investments to be temporary unless other information related to sale or cessation exist. Following is a discussion of the Company's investments during the year ended March 31, 2002:

MedicareFacts, LLC:

  MedicareFacts, LLC ("MedicareFacts") designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations. These products are used principally by hospitals and clinical laboratories. The Company's investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company's option, into 18.6% of the outstanding common stock of MedicareFacts as of March 31, 2002.

Econometrics, Inc.:

  Econometrics, Inc. ("Econometrics") is a database marketing company that manages its own national consumer database of 180 million consumers and links marketers to its national database through the Internet. The Company's investment is in the form of a five-year 8% unsecured convertible debenture in the aggregate principal amount of $2,000,000 that matures in October 2004, a three-year 10% convertible debenture for $100,000, plus warrants to purchase common stock, that matures in June 2003, and an 18% promissory note for $50,000 that matured in April 2001.

  Econometrics, Inc. was cash flow deficient and had poor earnings performance; however, it was able to meet its interest payment obligations to the Company through September 30, 2000. During the three months ended March 31, 2001, and continuing into the quarters ended June 30, 2001, and September 30, 2001, Econometrics was negotiating (i) a reverse merger with an independent company that would have reduced the Company's equity interest to 16% and (ii) a potential sale of 100% of Econometrics, including the Company's interests, for $15 million. These negotiations led to discussions regarding a potential three-way merger transaction with an established advertising agency and a small database compiling company. The overall objective was to merge those two businesses into Econometrics to improve Econometrics' business and prospects and/or to sell Econometrics.

  Discussions between Econometrics and these third parties continued through the quarter ended September 30, 2001. However, as a result of the decline in the economy in general and the parties' industry in particular, the business activity of all three parties to the proposed merger deteriorated and the discussions regarding the transaction were terminated.

  After the tragic events of September 11, 2001, the Company invested an additional $25,000 in Econometrics to provide emergency capital. Another investor agreed to invest $25,000; however, that investor subsequently refused to honor its commitment. As a result, Econometrics was not able to meet its payroll in early October 2001. A number of employees departed and, subsequently, Econometrics' executive officers resigned. Since the end of November 2001, Econometrics has not had any employees and does not conduct any operations. Accordingly, the Company wrote down the investment in the quarter ended September 30, 2001.

Compliance1, Inc.

  Compliance1, Inc. ("Compliance1") manages the Health and Safety Information Service, a joint venture with the U.S. Department of Commerce, which facilitates agri-chemical and crop protection product compliance in cooperation with the U.S. Environmental Protection Agency and state departments of agriculture. Its internet-based solution consolidates the official up-to-date information needed by online market places to comply with federal, state, and local regulations. The Company's investment is in the form of three-year 10% secured convertible debentures in the aggregate principal amount of $1,165,000, which mature on various dates during 2003.

  Compliance1, Inc. was a start-up enterprise that never had any revenue and attempts to finance future operations were unsuccessful. Compliance1 attempted to negotiate a sale of the company to a third party. However, during the quarter ended September 30, 2001, the Company was notified that all negotiations with potential buyers had ceased and, accordingly, the Company wrote down its investment.

Renaissance Pharmaceuticals, Inc.

  The Company has an investment in Renaissance Pharmaceuticals, Inc. ("Renaissance Pharmaceuticals") which is recorded at historical cost under the cost method. Renaissance Pharmaceuticals, Inc. is a development stage drug delivery company. The Company had a direct investment of $622,000 in Renaissance Pharmaceuticals for 2.5% of the outstanding common stock as of March 31, 2001. During the quarter ending December 31, 2000, the Company recorded an impairment charge of $380,000 against its investment in Renaissance Pharmaceuticals due to a revised valuation by the management of Renaissance Pharmaceuticals in connection with convertible preferred stock offering.

  During the year ended March 31, 2002, the Company received notice that Renaissance Pharmaceuticals was having cash flow problems and would not be able to continue without additional equity contributions. Management believes that there is no future benefit in contributing cash to Renaissance Pharmaceuticals and wrote down the remaining investment in the approximate amount of $242,000.

        Due to the recent difficult economic conditions affecting these companies resulting in the inability to generate sufficient cash flow and the amount of liabilities ranking ahead of the Company's investment in these entities, the Company has concluded that the decrease in value of its total investment in Econometrics, Compliance1 and Renaissance Pharmaceuticals is other than temporary and has written down the respective investments to zero. Accordingly, the Company recorded impairment charges of $3,129,000 in the quarter ended September 30, 2001, and $242,000 in the quarter ended March 31, 2002.

NOTE 4. INTANGIBLES AND GOODWILL

        Intangible assets and the related accumulated amortization as of March 31, 2002 and 2001 are as follows:

	2002	2001
Goodwill	$4,575,000	$4,575,000
Permit acquisition costs	526,000	490,000
Acquisition costs for investments in Econometrics	—	138,000

	5,101,000	5,203,000
Less accumulated amortization	1,770,000	1,665,000

Intangible assets, net	$3,331,000	$3,538,000

        Goodwill represents the cost in excess of net assets acquired relating to the acquisition of Bio Systems Partners. Goodwill amortization expense was $155,000, $150,000, and $149,000 for the years ending March 31, 2002, 2001, and 2000, respectively. Permit acquisition costs relate to the costs incurred in acquiring and amending disposal permits, as required by the state of New York and the Department of Environmental Conservation. Permit acquisition costs amortization expense was $106,000, $105,000, and $85,000 for the years ending March 31, 2002, 2001, and 2000, respectively. Acquisition costs for the investment in Econometrics relates primarily to acquisition consulting fees. The acquisition costs associated with the investment in Econometrics, net of amortization, of $97,000 were included in the impairment charge of $3,371,000 included in the Statements of Operations (Note 3).

NOTE 5. LEASES

        At March 31, 2002, future minimum annual rental commitments under lease obligations are as follows:

Years ending March 31:	Capital Leases	Operating Leases
2003	$375,000	$624,000
2004	302,000	364,000
2005	248,000	260,000
2006	148,000	74,000
2007	56,000	75,000

Total minimum lease payments	1,129,000	$1,397,000

Less: Amount representing interest	164,000

Present value of net minimum lease payments	965,000
Less: Current maturities of capital leases obligations	292,000

Long-term capital lease obligations	$673,000

        Total rental expense included in the consolidated statements of operations was $449,000, $392,000 and $329,000 for the years ending March 31, 2002, 2001 and 2000, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        In a January 1989 merger transaction, a wholly-owned subsidiary of the Company acquired Med X Services of Pennsylvania, Inc. ("Med X") whose President and majority stockholder was Harry Kovar. Mr. Kovar continued to be employed by Med X after the merger although a written employment agreement between Mr. Kovar and Med X had not been executed by both parties. In July 1989, Mr. Kovar was terminated from his employment with Med X. On December 18, 1989, Mr. Kovar and his wife filed a complaint against the Company, Med X, and other affiliated entities and persons in the Court of Common Pleas of Bucks County, Pennsylvania ("Kovar Complaint"). The Kovar Complaint, as amended four times by Mr. Kovar, alleged, among other charges, breach of an oral agreement by the Company to cause Med X to employ Mr. Kovar on a long-term basis and breach by Med-X of an alleged employment contract between Mr. Kovar and Med X. On March 13, 1992, the company answered Mr. Kovar's Fourth Amended Complaint and filed a counterclaim against Mr. Kovar for breach of warranties and representations, fraud, and violations of Pennsylvania's Securities Act of 1972 in connection with the merger of the Company's subsidiary and Med X. On October 26, 1999, counsel for the parties agreed to pay Mr. Kovar $325,000 in a lump sum cash payment. In December 1999, the Company, without admitting any wrongdoing, finalized the terms of the settlement with Mr. Kovar and the lawsuit was dismissed. The Company recorded $210,000 in litigation settlements expense for the year ending March 31, 2000, relating to this settlement.

        On August 28, 1998, Amy Murphy, the former President of the Company, filed a sex discrimination and retaliation charge against the Company alleging a violation of Title VII of the Civil Rights Act of 1964, as amended. Ms. Murphy filed the charge with the Atlanta, Georgia office of the Equal Employment Opportunity Commission ("EEOC"). On September 23, 1998, Ms. Murphy

amended this charge to identify the Company and Robert P. Scherer, Jr., Chairman, President and Chief Executive Officer of the Company, as her employers. The Company conducted an internal investigation of Ms. Murphy's charge and concluded that there has been no Title VII violation. On December 22, 1998, the EEOC notified the Company that it had terminated its investigation of Ms. Murphy's charge. On March 17, 1999, Ms. Murphy filed a complaint in United States District Court, Northern District of Georgia, Atlanta, Division, against the Company and Mr. Scherer alleging gender discrimination, sexual harassment, and intentional infliction of emotional distress. The Company and Mr. Scherer filed an answer denying Ms. Murphy's allegations on April 23, 1999. On October 4, 1999, the Company, without admitting any wrongdoing, settled the dispute with Ms. Murphy for a cash payment of $140,000. The Company recorded $88,000 in litigation settlements expense for the year ending March 31, 2000, relating to this settlement. The Company also agreed to repurchase all of Ms. Murphy's 16,667 shares of Common Stock of the Company for $3.50 per share. The price was equal to the price of the Company's common stock on the settlement date and was recorded as treasury stock. Ms. Murphy withdrew the lawsuit and retracted her allegations against the Company and Mr. Scherer.

        The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management is of the opinion that their final outcome will not have a material adverse effect on the Company's consolidated operations or financial position.

NOTE 7. STOCKHOLDERS' EQUITY

Stock Options

        The Company has stock options outstanding and exercisable under three stock option plans and a long-term incentive plan. Options become exercisable at a rate ranging from 20% to 100% per year from the date of grant and expire ten years from the date of grant. The Company's 1994 Stock Incentive Plan (the "1994 Plan") is the only Plan with stock option awards available for grant. All prior plans have expired. At March 31, 2002, the maximum shares available under the 1994 Plan for future grants was 540,000. The exercise price of options granted to date has been the fair market value of the shares on date of grant and all options vest over a period of three to five years.

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

Company's pro forma net (loss) income and (loss) earnings per share would have been reflected as follows:

	Year Ended March 31,
	2002	2001	2000
Net (loss) income
As reported	$(1,938,000)	$1,499,000	$2,046,000
Pro forma	$(2,015,000)	$1,446,000	$2,017,000
Basic (loss) earnings per share
As reported	$(0.45)	$0.35	$0.47
Pro forma	$(0.46)	$0.33	$0.47
Diluted (loss) earnings per share
As reported	$(0.45)	$0.33	$0.45
Pro forma	$(0.46)	$0.32	$0.44

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions used for options granted for the year ended March 31, 2002: dividend yield of 0%, expected volatility of 70%, risk-free interest rates of return of 5.81%, and expected option lives of 6 years. There were no options issued for the years ending March 31, 2001 and 2000. The fair value of the options issued in the year ended March 31, 2002, was $460,000.

        A summary of changes in outstanding options is as follows:

	Shares Subject to Option	Weighted Average Price per Share
Balance at March 31, 1999	399,800	$6.21
Options granted	—	—
Options exercised	—	—
Options cancelled and expired	—	—

Balance at March 31, 2000	399,800	6.21
Options granted	—	—
Options exercised	—	—
Options cancelled and expired	(99,800)	10.38

Balance at March 31, 2001	300,000	4.83

Options granted	190,000	3.25
Options exercised	—	—
Options cancelled and expired	(45,000)	7.70

Balance at March 31, 2002	445,000	$3.86

Options exercisable at March 31, 2002	318,334

	Outstanding			Exercisable
Ranges of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
0.00- 1.69	185,000	5.1	1.69	185,000	1.69
1.70- 3.25	190,000	7.6	3.25	63,334	3.25
3.26- 3.56	40,000	7.1	3.56	40,000	3.56
20.50-26.88	30,000	1.0	21.56	30,000	21.56

Convertible Preferred Stock

        As part of the Marquest acquisition in the year ended March 31, 1994, the Company issued 43,516 shares of its 5% convertible preferred stock, $.01 par value (the "Preferred Stock") to the former holders of Marquest's defaulted Swiss bonds. The Company has 2,000,000 shares of the Preferred Stock authorized. Each share of the Preferred Stock is convertible into approximately 4.43 shares of the Company's common stock. During the years ended March 31, 2002, 2001 and 2000, holders of the convertible Preferred Stock converted 3,765; 288; and 783 preferred shares into 16,674; 1,274; and 3,464 common shares. At March 31, 2002, and 2001, the Company had 17,939 and 21,704 shares, respectively, of the Preferred Stock outstanding which were convertible into approximately 79,470 and 96,149 shares, respectively, of the Company's common stock. No dividends have been declared or are payable on the Preferred Stock since the sale of Marquest in July of 1997. In the event of any liquidation, dissolution or winding up of the Company, the Preferred Stock will be preferred to common stock as to both earnings and assets. The holders of the Preferred Stock will be entitled to receive $100 per share plus any cumulative dividends accrued and unpaid as of the date of distribution before a distribution of any earnings or assets will be made to the holders of the common stock.

        If the Company is consolidated with or merged into or sells or disposes of all or substantially all of its property and assets to any other corporation, the Company will provide as part of the terms of such consolidation, merger, or sale for the holders of the Preferred Stock to receive equivalent preferred stock in the surviving corporation and be entitled to equivalent conversion rights with respect to securities of the corporation resulting from such consolidation, merger or sale. In essence, the consolidation or merger of the Company with or into any other corporation, or the sale, lease, exchange, or transfer of all or substantially all of the Company's assets will not be deemed to be liquidation, dissolution, or winding up of the Company and the liquidation preference on the Preferred Stock would not be applicable.

NOTE 8. RETIREMENT PLAN

        A contributory 401(k) salary reduction plan (the "401(k) Plan") covers all nonunion employees, and union employees in a few states, who are 21 years of age or older and have been employed at least one year. An eligible employee may elect to contribute from 2% up to 10% of their compensation and the Company may make a matching contribution, at its discretion, equal to a set percentage of employee compensation for all 401(k) Plan participants still employed on the last day of the 401(k) Plan year. The amount of employee contributions to which the match percentage is applied is limited to 6% of an employee's compensation. For fiscal 2002, the Company made a matching contribution equal to 100% of employee contributions up to the maximum of 6% of employee compensation.

Company contributions were approximately $109,000, $110,000, and $155,000 for the years ending March 31, 2002, 2001, and 2000, respectively.

NOTE 9. INCOME TAXES

        As of March 31, 2002 and 2001, the Company's net deferred tax assets consisted of the following:

	2002	2001
Deferred tax assets:
Accrued expenses	$261,000	$270,000
Net operating loss carryforwards	—	269,000
Equity losses in unconsolidated companies	217,000	208,000
Impairment of investment	1,464,000	183,000
Allowance for doubtful accounts	150,000	121,000
Alternative minimum tax credit	159,000	—

Total deferred tax assets	2,251,000	1,051,000

Deferred tax liabilities:
Depreciation	(180,000)	(59,000)
Other	(200,000)	(231,000)

Total deferred tax liabilities	(380,000)	(290,000)

Net gross deferred tax assets	1,871,000	761,000

Valuation allowance	1,281,000	—

Net deferred tax assets	$590,000	$761,000

        The increase in the valuation allowance of $1,281,000 during the year ended March 31, 2002, was attributable to the uncertainty of realizing the loss created by impairing investments. Based on management's assessment, it is more likely than not that the deferred tax asset created by the impairment of investments will be realized through future capital transactions. A reconciliation of the income tax provision at the federal statutory rates to the actual tax provision for the years ending March 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Computed statutory amount	$(218,000)	$514,000	$742,000
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	(26,000)	60,000	87,000
Amortization of goodwill and intangible assets	43,000	43,000	43,000
Net change in valuation allowance	1,281,000	(860,000)	(505,000)
Tax exempt interest income	(116,000)	(140,000)	—
Other, net	(51,000)	78,000	(165,000)
Federal taxes	(297,000)	(227,000)	—

Provision (benefit) for income taxes	616,000	$(532,000)	$202,000

        Components of the provision (benefit) for income taxes for the years ending March 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Current taxes:
Deferred tax	$171,000	$(642,000)	$210,000
Federal	330,000	45,000	23,000
State	115,000	65,000	(31,000)

Provision (benefit) for income taxes	$616,000	$(532,000)	$202,000

        At March 31, 2002, all of the Company's federal tax loss carryforwards had been utilized. However, the Company has $159,000 of alternative minimum tax credits to use against future federal tax. The Company paid income taxes of $574,000, $67,000 and $60,000 for the years ending March 31, 2002, 2001 and 2000.

NOTE 10. DISCONTINUED OPERATIONS

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

        There are no results of operations attributable to the discontinued operations of Biofor for the years ended March 31, 2002, 2001 and 2000.

        The net assets of the discontinued operations of Biofor at March 31, 2002 and 2001 are as follows:

	2002	2001
Assets:
Property and equipment, net of disposal costs (a)	$498,000	$487,000

Total assets	498,000	487,000

Liabilities:
Accounts payable and accrued expenses	—	6,000

Total liabilities	—	6,000

Net assets of Biofor	$498,000	$481,000

(a)
The remaining property and equipment of Biofor consists of 29 acres of vacant land and a 30,000 square foot building owned by Biofor.

        The Company intends to sell the remaining assets of Biofor, but anticipates that it may take several years (primarily to sell the building). No income taxes or interest expense was allocated to the discontinued operations of Biofor for the years ending March 31, 2002, 2001, and 2000.

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

QUARTERLY RESULTS OF OPERATIONS
(In thousands except per share data)

	Fiscal year ended March 31, 2002				Fiscal year ended March 31, 2001				Fiscal year ended March 31, 2000
	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31
NET SALES	$5,034	$5,132	$5,048	$5,184	$4,626	$4,611	$4,708	$4,793	$4,070	$4,019	$4,220	$4,479

Cost of sales	3,192	3,357	3,372	3,407	2,759	2,928	2,957	3,110	2,340	2,418	2,634	2,857
Selling, general, and administrative expenses	1,288	1,312	1,293	1,794	1,301	1,218	1,325	1,710	1,209	1,151	1,232	1,231
Litigation settlements	—	—	—	—	—	—	—	—	—	245	—	53

OPERATING INCOME (LOSS)	554	463	383	(17)	566	465	426	(27)	521	205	354	338
OTHER (EXPENSE) INCOME:
Interest income	192	114	166	149	241	210	241	114	188	156	199	195
Equity in net losses of unconsolidated companies	39	(40)	(1)	(22)	—	(197)	(106)	(364)	—	—	—	—
Impairment charge for other investments, at cost	—	(3,129)	—	(242)	—	—	(380)	(181)	—	—	—	—
Other, net	(3)	(29)	10	91	(49)	5	1	2	20	19	20	92

Total (expense) other income	228	(3,084)	175	(24)	192	18	(244)	(429)	208	175	219	287

Income (loss) before income taxes	782	(2,621)	558	(41)	758	483	182	(456)	729	380	573	625
Provision (benefit) for income taxes	282	(1,089)	70	1,353	29	39	(229)	(371)	22	20	19	141

NET INCOME (LOSS)	$500	$(1,532)	$488	$(1,394)	$729	$444	$411	$(85)	$707	$360	$554	$484

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.12	$(0.35)	$0.11	$(0.32)	$0.17	$0.10	$0.10	$(0.02)	$0.16	$0.08	$0.13	$0.11

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.34)	$0.11	$(0.32)	$.16	$0.10	$0.09	$(0.02)	$0.16	$0.08	$0.12	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	4,323	4,323	4,339	4,330	4,336	4,321	4,321	4,321	4,336	4,336	4,336	4,336

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	4,525	4,517	4,516	4,330	4,548	4,552	4,533	4,542	4,547	4,556	4,541	4,548

Schedule II

SCHERER HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended March 31, 2002

		Additions
Col. A	Col. B	Col. C	Col. D	Col. E		Col. F
Description	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
2002:
Allowance for doubtful accounts	$319,000	$8,000	$—	$28,000(a	)	$299,000

2001:
Allowance for doubtful accounts	$257,000	$111,000	$—	$49,000(a	)	$319,000

2000:
Allowance for doubtful accounts	$293,000	$(10,000)	$—	$26,000(a	)	$257,000

(a)
Accounts written off, net of recoveries.

S-1

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
21	Subsidiaries of Registrant—filed herewith.	20
23	Consent of Arthur Andersen LLP—filed herewith.
99	Letter from Scherer Healthcare, Inc. to the SEC regarding Arthur Andersen LLP—filed herewith.

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SCHERER HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHERER HEALTHCARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002, 2001, AND 2000
QUARTERLY RESULTS OF OPERATIONS
Schedule II
SCHERER HEALTHCARE, INC. Index of Exhibits