Form 10-Q
period 2002-06-30
SCHERER HEALTHCARE INC
filed 2002-08-14
CIK 703598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 0-10552

SCHERER HEALTHCARE, INC.

(Exact name of registrant as specified in its Charter)

Delaware	59-0688813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Interstate North Parkway, S.E., Suite 305, Atlanta, Georgia 30339
(Address of principal executive offices, including Zip Code)

(770) 933-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒                            NO   ☐

Indicate the number of shares of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2002
Common Stock, $0.01 par value	4,390,264

SCHERER HEALTHCARE, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2002

Table of Contents

Item Number	PART I. FINANCIAL INFORMATION

1	Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3	Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2002	March 31, 2002
CURRENT ASSETS
Cash and cash equivalents	$6,445,000	$5,561,000
Accounts receivable, less allowance for doubtful accounts of $319,000 and $319,000, respectively	4,309,000	4,320,000
Interest receivable	184,000	219,000
Inventories	434,000	416,000
Income taxes receivable	130,000	130,000
Prepaid and other assets	320,000	374,000

Total current assets	11,822,000	11,020,000

PROPERTY AND EQUIPMENT	10,512,000	10,010,000
Less accumulated depreciation	(5,782,000)	(5,466,000)
Net property and equipment	4,730,000	4,544,000

OTHER ASSETS
Intangible assets, net	3,346,000	3,331,000
Investments	9,053,000	9,143,000
Deferred income taxes	590,000	590,000
Net assets of discontinued operations	502,000	498,000

Total other assets	13,491,000	13,562,000

TOTAL ASSETS	$30,043,000	$29,126,000

See notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	June 30, 2002	March 31, 2002
CURRENT LIABILITIES
Accounts payable	$1,264,000	$1,070,000
Accrued expenses	876,000	1,011,000
Unearned revenues	507,000	492,000
Current maturities of long-term debt	273,000	292,000
Income taxes payable	142,000	—

Total current liabilities	3,062,000	2,865,000

LONG-TERM DEBT, net of current maturities	609,000	673,000

OTHER LIABILITIES	81,000	56,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Convertible preferred stock - $.01 par value, 2,000,000 shares authorized; 17,666 shares issued and outstanding at June 30, 2002 and 17,939 at March 31, 2002	—	—
Common stock - $.01 par value, 12,000,000 shares authorized; 4,781,293 shares issued at June 30, 2002 (4,730,085 at March 31, 2002); 4,390,264 shares outstanding at June 30, 2002 (4,339,056 at March 31, 2002)	48,000	47,000
Capital in excess of par value	22,478,000	22,394,000
Unrealized gain (loss) on marketable securities	56,000	(330,000)
Retained earnings	6,800,000	6,512,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders’ equity	26,291,000	25,532,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,043,000	$29,126,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2002	2001

NET SALES	$5,403,000	$5,034,000

COSTS AND EXPENSES
Cost of goods sold	3,473,000	3,192,000
Selling, general and administrative	1,380,000	1,288,000

Total costs and expenses	4,853,000	4,480,000

OPERATING INCOME	550,000	554,000

OTHER INCOME (EXPENSE)
Interest income	114,000	192,000
Equity in net (loss) income of unconsolidated companies	(12,000)	39,000
Other income (expense), net	(203,000)	(3,000)

Total other (expense) income, net	(101,000)	228,000

INCOME BEFORE INCOME TAXES	449,000	782,000

PROVISION FOR INCOME TAXES	161,000	282,000

NET INCOME	$288,000	$500,000

Basic net income per common share	$0.07	$0.12

Diluted net income per common share	$0.06	$0.11

Weighted average common shares outstanding - basic	4,357,422	4,322,615

Weighted average common shares outstanding - diluted	4,515,593	4,524,813

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,000	$500,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	367,000	331,000
Deferred taxes	—	264,000
Equity in net (loss) income of unconsolidated companies	12,000	(39,000)
Loss on sale of marketable securities	204,000	—
Other noncash charges and credits, net	—	14,000
Changes in operating assets and liabilities:
Accounts receivable	11,000	380,000
Interest receivable	35,000	11,000
Inventories	(19,000)	30,000
Prepaid and other current assets	3,000	(54,000)
Other assets	—	(6,000)
Income taxes, net	142,000	(36,000)
Accounts payable and accrued expenses	60,000	137,000
Unearned revenue	15,000	10,000
Other liabilities	25,000	(13,000)

Net cash provided by operating activities	1,143,000	1,529,000
Net cash (used for) provided by discontinued operations	(4,000)	6,000

Net cash provided by operating activities	1,139,000	1,535,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(504,000)	(228,000)
Purchase of long-term equity investments	—	(87,000)
Purchase of marketable securities	(8,279,000)	—
Sale of marketable securities	8,538,000	1,000
Change in permit acquisition costs	(12,000)	(67,000)

Net cash (used for) investing activities	(257,000)	(381,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net issuances (repayment) of borrowings	(83,000)	10,000
Cash received from exercise of options	85,000	—

Net cash provided by financing activities	2,000	10,000

CHANGE IN CASH AND CASH EQUIVALENTS	884,000	1,164,000

CASH AND CASH EQUIVALENTS, beginning of period	5,561,000	4,398,000

CASH AND CASH EQUIVALENTS, end of period	$6,445,000	$5,562,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$11,640	$117,992

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Scherer Healthcare, Inc. and its subsidiaries (the “Company”) include all adjustments (all of which are of normal, recurring nature) that, in the opinion of management, are necessary for a fair presentation of the results for the period indicated.  Quarterly results of operations are not necessarily indicative of annual results.  These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Revenue Recognition

Revenue for services provided is recorded when the Company has completed the service.  Product revenue is recorded by the Company when products are received by customers or independent distributors.  The Company’s payment terms for product sales are the same for all customers, i.e. 1% discount if paid in 10 days, net due in 30 days.  The Company does not offer price protection.  In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” transactions with customers and distributors qualify as sales at delivery.  The Company’s return and exchange policy is as follows:

•                  The Company will accept for exchange or credit all merchandise returned in the original and unopened packages within one year after the expiration date;

•                  Merchandise will not be accepted for exchange or credit if purchased at sacrifice, fire or bankruptcy sale, or sold on a non-returnable basis or if deteriorated from causes beyond the Company’s control;

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

The Company performs analysis of the operations and financial position of all investments on a quarterly basis subsequent to its initial investment, including a review of quarterly unaudited financial statements.  The Company considers any increase/decrease in the Company’s investments to be temporary unless other information related to sale or cessation exists.

Goodwill and Intangible Assets

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 141 “Business Combination” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment, with any identified impairment treated as a cumulative effect of change in accounting principle.  As of April 1, 2002, no goodwill impairment was identified.

The Company adopted SFAS No. 142, effective April 1, 2002, as a result amortization of goodwill was discontinued.  The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results for the three months ended June 30,
	2002	2001

Reported net income	$288,000	$500,000
Goodwill amortization (net of tax)	—	38,000

Adjusted net income	$288,000	$462,000

Basic earnings per share:
Reported earnings per share - basic	$.07	$.11
Goodwill amortization (net of tax)	—	.01

Adjusted basic earnings per share	$.07	$.12

Diluted earnings per share:
Reported earnings per share - diluted	$.06	$.10
Goodwill amortization (net of tax)	—	.01

Adjusted diluted earnings per share	$.06	$.11

Intangible assets as of June 30, 2002, and March 31, 2002, were as follows:

	Gross Assets	Accumulated Amortization	Net Assets
Permit acquisition cost:

June 30, 2002	$1,781,000	$(449,000)	$1,332,000

March 31, 2002	$1,788,000	$(431,000)	$1,357,000

The net amount of goodwill at June 30, 2002, and March 31, 2002, was $2,067,000.  There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization, expense related to goodwill and intangible assets was $48,000 and $76,000 for the three months ended June 30, 2002 and 2001, respectively.  Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002, are $190,000 for fiscal 2003 and $200,000 for fiscal 2004.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's
(“APB”) No. 30 , “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction,” for segments of business to be disposed of, but retains APB No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The company adopted the provisions of SFAS No. 144 effective April 1, 2002.  The adoption of this standard did not have any impact on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements.  The Company will adopt SFAS No. 145 on April 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002.  The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

NOTE 2.

The components of inventory at June 30, 2002 and March 31, 2002 consisted of the following:

	June 30, 2002	March 31, 2002
Finished products	$29,000	$53,000
Containers, packaging, and raw materials	405,000	363,000
Total	$434,000	$416,000

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out (“FIFO”) method.

NOTE 3.

Debt and obligations under capital leases at June 30, 2002 and March 31, 2002 consisted of the following:

	June 30, 2002	March 31, 2002
Obligations under capital leases, due in varying installments through fiscal 2007	$882,000	$965,000
Less current maturities	273,000	292,000

Long-term debt	$609,000	$673,000

NOTE 4.

The Company has the following investments as of June 30, 2002 and March 31, 2002:

	June 30, 2002	March 31, 2002
Investments in marketable securities, at market value	$8,734,000	$8,811,000

Equity method investments in unconsolidated companies, net	291,000	303,000

Other investments, at cost	28,000	29,000

Total	$9,053,000	$9,143,000

The Company’s investments, at market value, consist of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds.  These marketable securities are classified as available-for-sale and are being carried at fair market value based on quoted market prices.  The net unrealized holding gains (losses) on these investments are reported as a separate caption under stockholder equity and was a gain of $56,000 for the three months ended June 30, 2002, and the accumulated balance was a (loss) of ($330,000) as of March 31, 2001.

The amortized cost and fair market value of the Company’s marketable securities are as follows:

	Amortized Cost	Net Unrealized Loss	Fair Market Value
June 30, 2002
Municipal bonds	$8,273,000	$67,000	$8,340,000
Corporate bonds	405,000	(11,000)	394,000

Total	$8,678,000	$56,000	$8,734,000

March 31, 2002
Municipal bonds	$6,408,000	$(243,000)	$6,165,000
Corporate bonds	2,733,000	(87,000)	2,646,000

Total	$9,141,000	$(330,000)	$8,811,000

The net unrealized losses of the Company’s marketable securities at June 30, 2002, and March 30, 2002, are detailed as follows:

	Gross Unrealized Gains	Gross Unrealized (Loss)	Net Unrealized Gains (Losses)
June 30, 2002
Municipal bonds	$67,000	$—	$67,000
Corporate bonds	2,000	(13,000)	(11,000)

Total	$69,000	$(13,000)	$56,000

March 31, 2002
Municipal bonds	$24,000	$(267,000)	$(243,000)
Corporate bonds	3,000	(90,000)	(87,000)

Total	$22,000	$(357,000)	$(330,000)

The amortized cost and estimated fair value of the securities at June 30, 2002, by contractual maturity, are shown below:

	Amortized Cost	Fair Market Value
Due in one year or less	$—	$—
Due after one year through five years	8,677,000	8,734,000

Total	$8,677,000	$8,734,000

The Company had one investment in an unconsolidated company, MedicareFacts, LLC, recorded on the equity method of accounting, of $291,000 and $303,000 as of June 30, 2002 and March 31, 2002, respectively.  The Company’s equity in the net (loss) of the unconsolidated company was $(12,000) for the first quarter of fiscal year 2003.

The equity method of accounting is used for investments in companies in which the Company has significant influence.  This represents common stock ownership or convertible rights of at least 5% for investments in limited liability companies.  MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations.  These products are used principally by hospitals and clinical laboratories.  The Company’s investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company’s option, into 17% of the outstanding common stock of MedicareFacts, LLC as of June 30, 2002.

Note 5.

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.”  This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  The Company has chosen to disclose comprehensive income, which consists of net income and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders’ equity.  During the quarter ended June 30, 2002, the Company reclassed $204,000 from unrealized loss to realized loss in the Statements of Operations.

Note 6.

Segment Reporting

Net Sales and Operating Income (Loss).

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

	Three months ended June 30,
	2002	2001
NET SALES:
Waste Management Services Segment	$4,926,000	$4,571,000
Consumer Healthcare Products Segment	477,000	463,000
Company Totals	$5,403,000	$5,034,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$498,000	$598,000
Consumer Healthcare Products Segment	234,000	178,000
Corporate	(182,000)	(222,000)
Company Totals	$550,000	$554,000

Note 7.

During the three months ended June 30, 2002, an officer of the Company exercised options for 50,000 shares at the approximate purchase price of $85,000.

Item 2.  Management’s Discussion and Analysis of Financial  Condition and Results of  Operations

The following discussion contains, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs.  When used in this report, the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control.  The Company cautions that various factors, including the factors described in the Company’s filings with the Securities and Exchange Commission, as well as general economic conditions, changes in applicable laws and regulations, industry trends, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company.  Reference is made to this report as well as the Company’s most recent Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission for other factors that could affect the forward-looking statements.  Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of an unanticipated event.  New factors emerge from time to time, and it is not possible for the Company to predict all of such factors.  Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Application of Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have been a significant impact on the results the Company reports in its financial statements.  The Security and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or in results of operations.  Based on this definition, the Company’s most critical policies include: revenue recognition; accounting for investments, which impacts write-offs of investments; allowances for doubtful accounts, which impact cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles.  These policies are discussed further below, as well as the estimates and management’s judgments involved.  The Company also has other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of its property and equipment. The Company believes these other key policies either do not generally require it to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on the Company’s reported results of operation for a given period.

Revenue for services provided is recorded when the Company has completed the service.  Product revenue is recorded by the Company when products are received by customers or independent distributors.  The Company’s payment terms for product sales are the same for all customers, i.e. 1% discount if paid in 10 days, net due in 30 days.  The Company does not offer price protection.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” transactions with customers and distributors qualify as sales at delivery.  The Company’s return and exchange policy is as follows:

•                  The Company will accept for exchange or credit all merchandise returned in the original and unopened packages within one year after the expiration date;

•                  Merchandise will not be accepted for exchange or credit if purchased at sacrifice, fire or bankruptcy sale, or sold on a non-returnable basis or if deteriorated from causes beyond the Company’s control;

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

The Company performs analysis of the operations and financial position of all investments on a quarterly basis subsequent to its initial investment, including a review of quarterly unaudited financial statements.  The Company considers any increase/decrease in the Company’s investments to be temporary unless other information related to sale or cessation exists.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments.  The Company bases its estimates on the aging of its accounts receivable balances and its historical write-off experience, net of recoveries.  If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required.  The Company believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income and treatment of the allowance requires the Company to anticipate the economic viability of its customers and requires a degree of judgment.

The Company has adopted Financial Accounting Standards No. 141 and 142 on accounting for business combinations and goodwill on April 1, 2002.  Accordingly, the Company will no longer amortize goodwill, but will continue to amortize other acquisition related costs.  The Company expects amortization of permit acquisition costs to be approximately $190,000 in fiscal 2003, down from $261,000 of amortized goodwill and permit acquisition costs in fiscal 2002.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable.

In conjunction with the implementation of the new accounting rules for goodwill, the Company has completed the initial goodwill impairment test required by SFAS No. 142.  To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption and determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount.  The Company considers itself to have two reporting units.  To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test.  In the second step, the Company must compare the implied fair value of the reporting units goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.

The Company performed the initial goodwill impairment test required by SFAS No. 142 during the first quarter of fiscal 2003.  The Company considers itself to have two reporting units.  As of April 1, 2002, based on the Company’s comparison of the fair value of the reporting units to its carrying value inclusive of goodwill, there was no impairment of goodwill recorded upon implementation of SFAS No. 142.  The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the its reporting unit below its carrying amount.

The Company adopted Financial Accounting Standards No. 144 on accounting for the impairment or disposal of long-lived assets effective April 1, 2002.  The adoption of this standard did not have an impact on the Company’s financial statements.

Results of Operations

Net Sales and Operating Income (Loss).

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

	Three months ended June 30,
	2002	2001
NET SALES:
Waste Management Services Segment	$4,926,000	$4,571,000
Consumer Healthcare Products Segment	477,000	463,000
Company Totals	$5,403,000	$5,034,000

OPERATING INCOME (LOSS):
Waste Management Services Segment	$498,000	$598,000
Consumer Healthcare Products Segment	234,000	178,000
Corporate	(182,000)	(222,000)
Company Totals	$550,000	$554,000

The Company’s net sales increased 7% to $5,403,000 for the first quarter of fiscal 2003 from $5,034,000 for the first quarter of fiscal 2002.  The Company’s operating income decreased 1% to $550,000 for the first quarter of fiscal 2003 from $554,000 during the same period in fiscal 200.  The Company’s cost of goods sold increased to 64% of net sales for the quarter ended June 30, 2002 from 63% of net sales for the quarter ended June 30, 2001.  Selling, general, and administrative expenses for the first quarter of fiscal 2003 and for the first quarter of fiscal 2002 remained unchanged at 26% of net sales.

The Company’s cost of goods sold of the Waste Management Services Segment is made up of direct labor and related costs and benefits to collect and process waste, vehicle and equipment maintenance, repair and depreciation, waste disposal costs and interest on capital leases used to finance vehicle acquisitions.  The cost of goods sold for the Consumer Healthcare Products Segment is made up of the cost of materials for products distributed and the related shipping expenses.  Selling, general and administrative expenses in both of the Company’s business segments is made up of:

•                  management, administrative and office compensation, related costs and benefits;

•                  utilities, insurance, property depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company’s individual business segments.  Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

Net sales in the Company’s Waste Management Services Segment, which operates through Bio Systems Partners, Bio Waste Systems, Inc., and Medical Waste Systems, Inc. (collectively, “Bio Systems”), increased 8% to $4,926,000 for the first quarter of fiscal 2003 from $4,571,000 for the first quarter of fiscal 2002.  As in the past few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems’ core business of providing “sharps” (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers.

Bio Systems’ operating income decreased 17% to $498,000 for the quarter ended June 30, 2002 from $598,000 for the quarter ended June 30, 2001.  Bio Systems’ cost of goods sold increased to 68% of net sales for the first quarter of fiscal 2003 from 66% of net sales for the first quarter of fiscal 2002.  Selling, general, and administrative expenses increased to 22% of net sales for the quarter ended June 30, 2002 from 21% of net sales during the same period in fiscal 2002 and accounted for the decrease in operating income for the first quarter of fiscal 2003.

In the first quarter of fiscal 2003, Bio Systems began charging an additional $40,000 per month to expense in addition to all medical claims paid and negotiated claim settlements due to recent increases in claims paid for self insured medical insurance.  This resulted in the first quarter of fiscal 2003 expensing $180,000 while the first quarter of fiscal 2002 expensed $74,000.

Preparing new accounts for service requires, among other things, installation of Bio Systems’ reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers.  Although Bio Systems continues to increase revenue through new hospital contracts, pricing pressures combined with certain contract restrictions have hampered Bio Systems’ ability to effectively absorb these costs and expenses as compared to prior periods.  Additionally, Bio Systems’ costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory, surgical fluid waste, and red bag waste.  Disposal costs increases amounted to $87,000 more for the first quarter of fiscal year 2003 than was paid for the first quarter of fiscal 2002.  Disposal costs were $549,000 and $462,000 for the first quarter of fiscal 2003 and 2002 respectively.  The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems’ processing facility is not currently equipped to process these larger containers.  In future periods, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that is not expected to be material to Bio Systems’ results of operations.

Consumer Healthcare Products Segment

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. (“Scherer Labs”), increased 3% to $477,000 for the first quarter of fiscal 2003 from $463,000 during the same period in fiscal 2002.  As in recent years, this increase is primarily due to new customers and increased volume to existing customers.

Scherer Labs’ operating income increased 30% to $234,000 for the first quarter of fiscal 2003 from $178,000 for the first quarter of fiscal 2002.  The gross profit generated from increased sales, increased operating income, and selling, general and administrative expenses did not materially change for the first quarter of fiscal 2003 from fiscal 2002.  The increase of gross profit was primarily attributed to packaging products in only one location.

Corporate

The Company’s operating expenses in the Corporate Segment decreased to $182,000 for the quarter ended June 30, 2002 from $222,000 for the quarter ended June 30, 2001.  Certain administrative, accounting, management oversight and payroll services are performed by the Company’s Corporate segment.  The Corporate operating expenses include the salaries and wages of the personnel who perform these functions (including the Company’s executive officers) rent expense, and professional accounting and legal fees.  The decrease in the Corporate operating expenses is primarily due to the decrease in accounting and consulting fees incurred during the first quarter of fiscal 2003.

Other Income.

The Company’s interest income decreased to $114,000 for the first quarter of fiscal 2003 from $192,000 for the first quarter of fiscal 2002.  During the first quarter of fiscal 2003, the Company recorded $(12,000) of equity in the net (loss) of Medicare Facts, LLC and accrued interest of $10,000 on its convertible debt of the unconsolidated company.  And during the quarter, the Company booked a net (loss) of $(204,000) from the sale of the investments in its marketable portfolio that had maturities beyond five years.  The majority of the proceeds were reinvested in tax exempt bonds maturing in less than five years.

Provision for Income Taxes

During the first quarter of fiscal 2003, the Company’s taxable income used the remaining net operating loss carryforward balance that existed as of March 31, 2002.  The provision for income taxes decreased $121,000 for the first quarter of fiscal 2003 from $282,000 for the first quarter of fiscal 2002.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $6,445,000 at June 30, 2002, an increase of $884,000 from March 31, 2002.  The Company’s working capital increased to $8,760,000 at June 30, 2002 from $8,155,000 at March 31, 2002.  The increase was primarily for reasons described below.

Cash Flows from Operating Activities.

The Company’s cash provided by operating activities from operations totaled $1,139,000 for the first quarter of fiscal 2003, as compared to $1,535,000 for the first quarter of fiscal 2002.  The decrease is primarily due to the loss incurred from changing the investments in the marketable securities portfolio and the projected tax liability now that the Company has used all of its net operating loss carry forwards.

Cash Flows from Investing and Financing Activities.

The Company’s investing activities used cash of $257,000 during the quarter ended June 30, 2002, as compared to using $381,000 during the quarter ended June 30, 2001.  In the first quarter of 2003, the Company increased property and equipment by $504,000, which was offset by the net cash flow from marketable securities transactions described above.

The Waste Management Service Segment decreased the Company’s cash from financing activities by $83,000 for the first quarter of fiscal 2003 compared with a $10,000 increase during the first quarter of fiscal 2002 for net borrowings in excess of repayments.

Management of the Company believes that its current cash on hand and its current cash flow is sufficient to maintain its current operations.  The Company continues to evaluate its long-term options with regard to the use of its remaining cash on hand including possible investment and acquisition opportunities.

Item 3.  Quantitative Disclosures About Market Risk

The Company has estimated the fair value of its financial instruments as of June 30, 2002, and March 31, 2002, using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

PART II.  OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1                           Certification Pursuant to 18 U.S.C. Section 1350 by Robert P. Scherer, Jr., Chief Executive Officer of the Registrant

99.2                           Certification Pursuant to 18 U.S.C. Section 1350 by Donald P. Zima, Chief Financial Officer of the Registrant

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERER HEALTHCARE, INC.
(Registrant)

Date:	August 14, 2002	/s/ Robert P. Scherer, Jr.
Robert P. Scherer, Jr.
Chairman, Chief Executive Officer and President

Date:	August 14, 2002	/s/ Donald P. Zima
Donald P. Zima
Vice President and Chief Financial Officer