Form 10-Q
period 2002-09-30
SCHERER HEALTHCARE INC
filed 2002-11-14
CIK 703598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES  ☒               NO  ☐

Indicate the number of outstanding shares of each of the issuer’s classes of  Common Stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2002
Common Stock, $0.01 par value	4,390,379

SCHERER HEALTHCARE, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2002	March 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$15,757,000	$5,561,000
Accounts receivable, less allowance for doubtful accounts of $281,000 and $299,000, respectively	4,287,000	4,320,000
Interest receivable	77,000	219,000
Inventories	444,000	416,000
Income taxes receivable	130,000	130,000
Prepaid and other	480,000	374,000

Total current assets	21,175,000	11,020,000

PROPERTY AND EQUIPMENT	10,767,000	10,010,000
Less accumulated depreciation	(6,089,000)	(5,466,000)
Net property and equipment	4,678,000	4,544,000

OTHER ASSETS
Intangibles, net	3,282,000	3,331,000
Investments	318,000	9,143,000
Deferred income taxes	420,000	590,000
Net assets of discontinued operations	504,000	498,000

Total other assets	4,524,000	13,562,000

TOTAL ASSETS	$30,377,000	$29,126,000

See notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2002	March 31, 2002

CURRENT LIABILITIES
Accounts payable	$1,100,000	$1,070,000
Accrued expenses	846,000	1,011,000
Unearned revenues	554,000	492,000
Current maturities of capital lease obligations	272,000	292,000
Income taxes payable	117,000	—

Total current liabilities	2,889,000	2,865,000

CAPITAL LEASE OBLIGATIONS, net of current maturities	579,000	673,000

OTHER LIABILITIES	80,000	56,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible preferred stock - $.01 par value, 2,000,000 shares authorized; 17,666 shares issued and outstanding at September 30, 2002 (17,939 at March 31, 2002)	—	—
Common stock - $.01 par value, 12,000,000 shares authorized; 4,781,293 shares issued at September 30, 2002 (4,730,085 at March 31, 2002); 4,390,264 shares outstanding at September 30, 2002 (4,339,056 at March 31, 2002)	48,000	47,000
Capital in excess of par value	22,478,000	22,394,000
Unrealized loss on marketable securities	—	(330,000)
Retained earnings	7,394,000	6,512,000
Less treasury stock, at cost	(3,091,000)	(3,091,000)

Total stockholders’ equity	26,829,000	25,532,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,377,000	$29,126,000

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001

NET SALES	$5,536,000	$5,132,000	$10,939,000	$10,166,000

COSTS AND EXPENSES
Cost of goods sold	3,764,000	3,357,000	7,237,000	6,549,000
Selling, general, and administrative	1,303,000	1,312,000	2,683,000	2,600,000

Total costs and expenses	5,067,000	4,669,000	9,920,000	9,149,000

OPERATING INCOME	469,000	463,000	1,019,000	1,017,000

OTHER INCOME (EXPENSE)
Interest income	80,000	114,000	194,000	306,000
Equity in net losses of unconsolidated companies	(1,000)	(40,000)	(13,000)	(1,000)
Impairment charges on investments	—	(3,129,000)	—	(3,129,000)
Gain (loss) on sale of securities	223,000	(34,000)	19,000	(34,000)
Other, net	11,000	5,000	12,000	2,000

Total other income (expense), net	313,000	(3,084,000)	212,000	(2,856,000)

INCOME (LOSS) BEFORE INCOME TAXES	782,000	(2,621,000)	1,231,000	(1,839,000)

PROVISION (BENEFIT) FOR INCOME TAXES	188,000	(1,089,000)	349,000	(808,000)

NET INCOME (LOSS)	$594,000	$(1,532,000)	$882,000	$(1,031,000)

Basic earnings (loss) per common share	$0.14	$(0.35)	$0.20	$(0.24)

Diluted earnings (loss) per common share	$0.13	$(0.35)	$0.19	$(0.24)

Weighted average common shares outstanding - basic	4,381,321	4,322,874	4,381,321	4,322,874

Weighted average common shares outstanding - diluted	4,538,778	4,322,874	4,538,778	4,322,874

See notes to condensed consolidated financial statements.

SCHERER HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$882,000	$(1,031,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	720,000	689,000
Equity in net loss of unconsolidated companies	13,000	1,000
Impairment charges on investments	—	3,129,000
Deferred taxes	—	(1,050,000)
Gain on sale of investments, net	(19,000)	—
Changes in operating assets and liabilities:
Accounts receivable	33,000	373,000
Interest receivable	142,000	58,000
Inventories	(28,000)	(11,000)
Prepaid and other current assets	13,000	—
Other	—	(39,000)
Income taxes payable	117,000	(36,000)
Accounts payable and accrued expenses	(135,000)	(294,000)
Unearned revenue	62,000	13,000
Other liabilities	24,000	(25,000)
Net cash provided by operating activities of continuing operations	1,824,000	1,777,000
Net cash (used for) discontinued operations	(6,000)	—
Net cash provided by operating activities	1,818,000	1,777,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(761,000)	(507,000)
Purchase of marketable securities	(9,311,000)	(1,001,000)
Sale of marketable securities	18,472,000	—
Investments in unconsolidated companies, at equity	—	(112,000)
Change in permit acquisition costs	7,000	(76,000)
Net cash (used for) provided by investing activities	8,407,000	(1,696,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of borrowings	(114,000)	(68,000)
Exercised options	85,000	—
Net cash (used for) financing activities	(29,000)	(68,000)

CHANGE IN CASH AND CASH EQUIVALENTS	10,196,000	13,000

CASH AND CASH EQUIVALENTS, beginning of period	5,561,000	4,398,000

CASH AND CASH EQUIVALENTS, end of period	$15,757,000	$4,411,000

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$233,000	$311,000

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

The Company adopted SFAS No. 142, effective April 1, 2002, as a result amortization of goodwill was discontinued.  The following is a proforma presentation of reported net income and earnings per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results for the three months ended September 30,		Proforma Results for the six months ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$594,000	$(1,532,000)	$882,000	$(1,031,000)
Goodwill amortization (net of tax)	—	38,000	—	76,000

Adjusted net income (loss)	$594,000	$(1,494,000)	$882,000	$(955,000)

Basic earnings per share:
Reported earnings per share - basic	$0.14	$(0.35)	$0.20	$(0.24)
Goodwill amortization (net of tax)	—	0.01	—	0.02

Adjusted basic earnings per share	$0.14	$(0.34)	$0.20	$(0.22)

Diluted earnings per share:
Reported earnings per share - diluted	$0.13	$(0.35)	$0.19	$(0.24)
Goodwill amortization (net of tax)	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.13	$(0.34)	$0.19	$(0.22)

Intangible assets as of September 30, 2002, and March 31, 2002, were as follows:

	Gross Assets	Accumulated Amortization	Net Assets
Permit acquisition and organization cost:

September 30, 2002	$1,780,000	$(477,000)	$1,303,000

March 31, 2002	$1,788,000	$(431,000)	$1,357,000

The net amount of goodwill at September 30, 2002, and March 31, 2002, was $2,067,000.  There were no intangible assets reclassified to goodwill upon adoption of SFAS No. 142.

Amortization expense related to goodwill and intangible assets was $41,000 and $68,000 for the three months ended September 30, 2002 and 2001, respectively, and $81,000 and $136,000 for the six months ended September 30, 2002, and 2001, respectively.  Estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002, are $190,000 for fiscal 2003 and $200,000 for fiscal 2004.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s (“APB”) No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction,” for segments of business to be disposed of, but retains APB No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The company adopted the provisions of SFAS No. 144 effective April 1, 2002.  The adoption of this standard did not have any impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements.  The Company will adopt SFAS No. 145 on April 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002.  The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

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

NOTE 2.

The components of inventory at September 30, 2002, and March 31, 2002, consisted of the following:

	September 30, 2002	March 31, 2002

Finished products	$103,000	$53,000

Containers, packaging, and raw materials	341,000	363,000

Total	$444,000	$416,000

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out (“FIFO”) method.

NOTE 3.

Obligations under capital leases at September 30, 2002, and March 31, 2002, consisted of the following:

	September 30, 2002	March 31, 2002

Obligations under capital leases, due in varying installments through fiscal 2007	$851,000	$965,000

Less current maturities	272,000	292,000

Long-term debt	$579,000	$673,000

NOTE 4.

The Company had the following investments as of September 30, 2002, and March 31, 2002:

	September 30, 2002	March 31, 2002

Investments in marketable securities, at market value	$—	$8,811,000

Equity method investments in unconsolidated companies, net	290,000	303,000

Other investments, at cost	28,000	29,000

Total	$318,000	$9,143,000

During the six months ended September 30, 2002, the Company liquidated all investments in marketable securities.  Previously, the Company’s investments in marketable securities, at market value, consisted of investments in long-term high-grade marketable securities composed primarily of government and corporate fixed income bonds.  These marketable securities were classified as available-for-sale and were being carried at market value based on quoted market prices.  There were no unrealized holding gains (losses) on these investments reported as other comprehensive income (loss) for the six months ended September 30, 2002, due to the liquidation.

The amortized cost and fair market value of the Company’s marketable securities are as follows:

March 31, 2002
Municipal bonds	$6,408,000	$(243,000)	$6,165,000
Corporate bonds	2,733,000	(87,000)	2,646,000

Total	$9,141,000	$(330,000)	$8,811,000

The net unrealized gains (losses) of the Company’s marketable securities at March 31, 2002, are detailed as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
March 31, 2002
Municipal bonds	$24,000	$(267,000)	$(243,000)
Corporate bonds	3,000	(90,000)	(87,000)

Total	$27,000	$(357,000)	$(330,000)

The Company had one investment in an unconsolidated company, MedicareFacts, LLC, recorded on the equity method of accounting, of $290,000 and $303,000 as of September 30, 2002, and March 31, 2002, respectively.  The Company’s equity in the net loss of the unconsolidated company was $13,000 for the six months ended September 30, 2002.

The equity method of accounting is used for investments in companies in which the Company has significant influence.  This represents common stock ownership or convertible rights of at least 5% for investments in limited liability companies.

MedicareFacts, LLC designs and develops reimbursement guides which provide a single source for all coding and coverage information needed to file accurate Medicare claims, thus ensuring optimal reimbursement and compliance with government regulations.  These products are used principally by hospitals and clinical laboratories.  The Company’s investment is in the form of a two-year 10% series B unsecured convertible note in the aggregate principal amount of $400,000 that matures in October 2002, and which converts, at the Company’s option, into 17% of the outstanding common stock of MedicareFacts, LLC as of September 30, 2002.  At this time, MedicareFacts, LLC is unable to retire the debt or pay accrued interest and is in negotiation to refinance its unsecured convertible notes.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.”  This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  The Company has chosen to disclose comprehensive income, which consists of net income and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders’ equity.  During the quarter ended September 30, 2002, the Company eliminated $330,000 of unrealized loss when it liquidated all of its marketable securities.

Accumulated comprehensive income for the six months ended September 30, 2002 and 2001 was $7,394,000 and $6,892,000, respectively.

Note 6.  Segment Reporting

Net Sales and Operating Income (Loss)

The following table sets forth, for the periods indicated, the net sales and operating income (loss) for each segment of the business of the Company and its subsidiaries:

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
NET SALES
Waste Management Services Segment	$5,116,000	$4,694,000	$10,042,000	$9,265,000
Consumer Healthcare Products Segment	420,000	438,000	897,000	901,000
Company Totals	$5,536,000	$5,132,000	$10,939,000	$10,166,000

OPERATING INCOME (LOSS)
Waste Management Services Segment	$402,000	$524,000	$900,000	$1,122,000
Consumer Healthcare Products Segment	211,000	176,000	444,000	359,000
Corporate	(144,000)	(237,000)	(325,000)	(464,000)
Company Totals	$469,000	$463,000	$1,019,000	$1,017,000

Note 7.

During the six months ended September 30, 2002, an officer of the Company exercised options for 50,000 shares at the approximate purchase price of $85,000.

Note 8.  Subsequent Events

Subsequent to the end of the second quarter of fiscal year 2003, the Company’s Board of Directors approved, and on October 9, 2002, the Company entered into an agreement and plan of merger pursuant to which Stericycle, Inc. will acquire the Company and all of its interests for approximately $41.5 million in cash.  Upon completion of the merger transaction, the Company will become a wholly owned subsidiary of Stericycle, Inc.  The transaction is subject to the approval of the Company’s stockholders, customary closing conditions and regulatory review.   If the transaction is closed, each issued and outstanding share of the Company’s common stock will be acquired for $8.57 and each share of the Company’s preferred stock will be acquired for $100.00, together with an amount equal to cumulative dividends, if any.  In addition, all outstanding options to purchase the Company’s common stock will be canceled, and each canceled option will represent the right to receive upon completion of the merger a cash payment in an amount equal to the option “spread” (i.e., the product of (i) the number of shares of common stock issuable upon exercise of the option multiplied by (ii) the excess, if any, of $8.57 per share over the exercise price per share payable under the terms of the option.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs.  When used in this report, the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control.  The Company cautions that various factors, including the factors described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), as well as general economic conditions, changes in applicable laws and regulations, industry trends, the impact of the proposed merger with Stericycle, including the impact of the announcement of such transaction, a dependence upon and/or loss of key employees, vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company.  Reference is made to this report as well as the Company’s most recent Annual Report on Form 10-K and other reports filed with the SEC for other factors that could affect the forward-looking statements.  Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of an unanticipated event.  New factors emerge from time to time, and it is not possible for the Company to predict all of such factors.  Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Application of Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have been a significant impact on the results the Company reports in its financial statements.  The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or had results of operations.  Based on this definition, the Company’s most critical policies include: revenue recognition; accounting for investments, which impacts write-offs of investments; allowances for doubtful accounts, which impact selling, general and administrative; and the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles.  These policies are discussed further below, as well as the estimates and management’s judgments involved.  The Company also has other key accounting policies, such as policies for revenue recognition, including unbilled accounts receivable and deferred revenue, as well as policies governing the estimate of the useful life of its property and equipment. The Company believes these other key policies either do not generally require it to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on the Company’s reported results of operation for a given period.

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

The Company adopted SFAS No. 141 and 142 on accounting for business combinations and goodwill on April 1, 2002.  Accordingly, the Company no longer amortizes goodwill, but will continue to amortize other acquisition related costs.  The Company expects amortization of permit acquisition costs to be approximately $190,000 in fiscal 2003, down from $261,000 of amortized goodwill and permit acquisition costs in fiscal 2002.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate these carrying values may not be recoverable.

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

The Company performed the initial goodwill impairment test required by SFAS No. 142 during the first quarter of fiscal 2003.  The Company considers itself to have two reporting units.  As of April 1, 2002, based on the Company’s comparison of the fair value of the reporting units to its carrying value inclusive of goodwill, there was no impairment of goodwill recorded upon implementation of SFAS No. 142.  The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying amount.

The Company adopted SFAS No. 144 on accounting for the impairment or disposal of long-lived assets effective April 1, 2002.  The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements.  The Company will adopt SFAS No. 145 on April 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002.  The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

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

Subsequent Events

Subsequent to the end of the second quarter of fiscal year 2003, the Company’s Board of Directors approved a definitive agreement pursuant to which Stericycle, Inc. will acquire the Company and all of its interests for $41.5 million in cash.  Upon completion of the merger transaction, the Company will become a wholly owned subsidiary of Stericycle, Inc.  The transaction is subject to the approval of the Company’s shareholders, customary closing conditions and regulatory review.   If the transaction is closed, each issued and outstanding share of the Company’s common stock will be acquired for $8.57 and each share of the Company’s preferred stock will be acquired for $100.00, together with an amount equal to cumulative dividends, if any.  In addition, all outstanding options to purchase the Company’s common stock will be canceled, and each canceled option will represent the right to receive upon completion of the merger a cash payment in an amount equal to the option “spread” (i.e., the product of (i) the number of shares of common stock issuable upon exercise of the option multiplied by (ii) the excess, if any, of $8.57 per share over the exercise price per share payable under the option), less any required withholding taxes.

The merger agreement specifies that the transaction is subject to the approval of the Company’s stockholders, customary closing conditions and regulatory reviews, including approval of the merger transaction by the New York City Business Integrity Commission.  The merger agreement is terminable in certain circumstances by the Company, including in connection with a determination to accept a qualified superior proposal (subject to payment of a termination fee in the amount of $1.5 million).

In connection with the merger agreement, Robert P. Scherer, Jr., the Company’s Chairman of the Board of Directors, President and Chief Executive Officer who controls the voting power over a majority of the shares of common stock, is a party to a voting agreement pursuant to which he has agreed to vote all of the shares of common stock over which he has voting power in favor of the merger transaction.  Mr. Scherer has sole voting power over shares representing approximately 52.0% of the Company’s outstanding common stock and shared voting power over shares representing approximately 7.7% of the Company’s outstanding common stock.  (The party with whom Mr. Scherer shares voting power over these latter shares is not a party to the voting agreement.)  Under the voting agreement, Mr. Scherer has given his proxy to the Company’s president and CEO and its Chief Financial Officer to vote the shares subject to the voting agreement at the special meeting of the Company’s stockholders to be held for the purpose of voting on the proposed merger transaction.  The voting agreement terminates automatically upon, among other things, the termination of the merger agreement or the merger agreement becoming terminable pursuant to specified sections of the merger agreement.

Mr. Scherer has entered into a five-year noncompetition agreement with Stericycle pursuant to which, in consideration for his receiving $195,000 per year during the term of the agreement, he will not provide services for any competing business or solicit for a competing business any customer or employee of the Company.  In addition, Stericycle has agreed to pay Mr. Scherer a one time consulting fee of $225,000 on the effective date of the merger transaction in exchange for his entering into a three-year consulting agreement whereby he will provide consulting services to Stericycle upon its request.  These two agreements do not become effective until the closing of the merger transaction.

Results of Operations

Net Sales and Operating Income (Loss)

The following table sets forth, for the periods indicated, the net sales and operating income for each segment of the business of the Company and its subsidiaries:

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
NET SALES:
Waste Management Services Segment	$5,116,000	$4,694,000	$10,042,000	$9,265,000
Consumer Healthcare Products Segment	420,000	438,000	897,000	901,000
Company Totals	$5,536,000	$5,132,000	$10,939,000	$10,166,000

OPERATING INCOME:
Waste Management Services Segment	$402,000	$524,000	$900,000	$1,122,000
Consumer Healthcare Products Segment	211,000	176,000	444,000	359,000
Corporate	(144,000)	(237,000)	(325,000)	(464,000)
Company Totals	$469,000	$463,000	$1,019,000	$1,017,000

The Company’s net sales increased 8% to $5,536,000 for the second quarter of fiscal 2003 from $5,132,000 for the second quarter of fiscal 2002.  The Company’s operating income increased 1% to $469,000 for the second quarter of fiscal 2003 from $463,000 for the second quarter of fiscal 2002.  The Company’s cost of goods sold of the Waste Management Services Segment is made up of direct labor and related costs and benefits to collect and process waste, vehicle and equipment maintenance, repair and depreciation, waste disposal costs and interest on capital leases used to finance vehicle acquisitions.  The cost of goods sold for the Consumer Healthcare Products Segment is made up of the cost of materials for products distributed and the related shipping expenses.  The Company’s cost of goods sold on a consolidated basis for the quarter ended September 30, 2002, and September 30, 2001, was 68% and 65%, respectively, of net sales.  Selling, general and administrative expenses decreased to 24% of net sales for the second quarter of fiscal 2003 from 26% of net sales for the second quarter of fiscal 2002 on a consolidated basis.  Selling, general and administrative expenses in both of the Company’s business segments is made up of:

•                  management, administrative and office compensation, related costs and benefits;

•                  utilities, insurance, property depreciation, bad debt, professional fees, rent, amortization, advertising promotion, travel and miscellaneous other expenses.

The Company’s net sales increased 8% to $10,939,000 for the six months ended September 30, 2002, from $10,166,000 for the six months ended September 30, 2001.  The Company’s operating income increased 0.2% to $1,019,000 for the first six months of fiscal 2003 from $1,017,000 for the first six months of fiscal 2002.  Cost of goods sold increased to 66% of net sales for the six months ended September 30, 2002, from 64% of net sales for the six months ended September 30, 2001.  Selling, general and administrative expenses decreased to 25% of net sales for the six months ended September 30, 2002, from 26% of net sales for the six months ended September 30, 2001.  The primary reasons for these changes are discussed below.

The results of operations of the Company are dependent upon the results of operations of each of its subsidiaries operating in the Company’s individual business segments.  Set forth below is a discussion of the results of operations of each of these segments.

Waste Management Services Segment

Net sales in the Company’s Waste Management Services Segment, which operates through Bio Waste Systems, Inc. and Medical Waste Systems, Inc. (collectively, “Bio Systems”), increased 9% to $5,116,000 for the second quarter of fiscal 2003 from $4,694,000 for the second quarter of fiscal 2002.  Bio Systems’ net sales increased 8% to $10,042,000 for the six months ended September 30, 2003, from $9,265,000 during the same period in fiscal 2002.  As in the last few years, the sales growth is primarily due to securing new hospital contracts for Bio Systems’ core business of providing “sharps” (including sharp-edged medical waste such as scalpels, syringes, and needles) disposal services which utilize cost effective reusable containers.

Bio Systems’ operating income decreased to $402,000 for the quarter ended September 30, 2002, from $524,000 for the quarter ended September 30, 2001.  Bio Systems’ cost of goods sold for the second quarter of fiscal 2003 was 71% of net sales compared to 68% for the second quarter of fiscal 2002.  Selling, general and administrative expenses remained at 21% of Bio System’s net sales for the quarter ended September 30, 2002, and for the quarter ended September 30, 2001.

Bio Systems’ operating income decreased 3% to $900,000 for the six months ended September 30, 2002, from $1,122,000 for the six months ended September 30, 2001.  Primarily due to the reasons discussed below, Bio System’s cost of goods sold for the six months ended September 30, 2002, as a percentage of its net sales was 69% compared to 67% for the six months ended September 30, 2001.   Bio System’s selling, general and administrative expenses remained at 21% of net sales for the first six months of fiscal 2003 and for the first six months of fiscal 2002.

Preparing new accounts for service requires, among other things, installation of Bio Systems’ reusable containers and sometimes considerable operational follow-up which causes increases in certain costs and expenses such as operating payroll and expense for the hardware related to the installation of the reusable containers.  Although Bio Systems continues to increase revenue through new hospital contracts, the pricing pressures combined with certain contract restrictions have hampered Bio Systems’ ability to effectively absorb these costs and expenses as compared to prior periods.  Bio Systems’ costs and expenses for waste disposal have increased slightly due to the outsourcing of the disposal of the laboratory and surgical fluid waste and red bag waste.  The reusable containers that Bio Systems uses to collect the laboratory and surgical fluid waste are larger than the sharps collection containers and the waste disposal machinery at Bio Systems’ processing facility is not currently equipped to process these larger containers.  In the future, Bio Systems intends to process these larger containers at its processing facility by retrofitting its waste disposal system at a cost that is not expected to be material to Bio Systems’ results of operations.

Consumer Healthcare Products Segment

Net sales for the Consumer Healthcare Products Segment, which operates through Scherer Laboratories, Inc. (“Scherer Labs”), decreased 4% to $420,000 for the second quarter of fiscal 2003 from $438,000 during the same period in fiscal 2002.  Scherer Labs’ net sales decreased 0.4% to $897,000 for the six months ended September 30, 2002 from $901,000 for the six months ended September 30, 2001.

Scherer Labs’ operating income increased 20% to $211,000 for the second quarter of fiscal 2003 from $176,000 for the second quarter of fiscal 2002 and increased 24% to $444,000 for the six months ended September 30, 2002, from $359,000 for the six months ended September 30, 2001.  The increase in operating income is primarily due to the increased gross margin resulting from consolidating its packaging process in one location.

Corporate

The Company’s operating expenses in the Corporate Segment decreased to $144,000 for the quarter ended September 30, 2002, from $237,000 for the quarter ended September 30, 2001.  For the six months ended September 30, 2002, operating expenses in the Corporate Segment decreased to $325,000 from $464,000 for the same period in fiscal 2002.  Certain administrative, accounting, management oversight and payroll services are performed by the Company’s corporate office.  The Corporate operating expenses primarily include the salaries and wages of the personnel who perform these functions (including the Company’s executive officers), rent expense, and professional accounting and legal fees.  The salaries and wages decreased to $104,000 for the second quarter of fiscal 2003 from $165,000 for the second quarter of fiscal 2002 and to $206,000 for the first six months of fiscal 2003 from $264,000 for the first six months of fiscal 2002.  Professional, legal, accounting and financial consulting fees decreased to $16,000 for the second quarter of fiscal 2003 from $33,000 for the second quarter of fiscal 2002 and decreased to $46,000 for the first six months of fiscal 2003 from $148,000 for the first six months of fiscal 2002.

Other Income

The Company’s interest income decreased to $80,000 for the second quarter of fiscal 2003 from $114,000 for the second quarter of fiscal 2002 and decreased to $194,000 for the six months ended September 30, 2002, from $306,000 for the six months ended September 30, 2001.  The Company recognized equity in net losses of unconsolidated companies of $1,000 and $13,000 for the second quarter of fiscal 2003 and for the six months ended September 30, 2002, respectively, relating to its equity method investments, and the gain on liquidation of our marketable securities resulted in a gain of $223,000 in the second quarter of fiscal 2003 compared to a loss on the sale of marketable securities of $34,000 in the second quarter of fiscal 2002.  For the six months ended September 30, 2002, the net gain on marketable security transactions was $19,000 compared to the $34,000 loss on the sale of marketable securities for the six months ended September 30, 2001.

Provision for Income Taxes

During the first quarter of fiscal 2003, the Company’s taxable income used the remaining net operating loss carryforward balance that existed as of March 31, 2002.  The provision for income taxes increased to $349,000 for the first six months of fiscal 2003 from a tax benefit of $808,000 for the first six months of fiscal 2002.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $15,757,000 at September 30, 2002, an increase of $10,196,000 from March 31, 2002.  The Company’s working capital increased to $18,286,000 at September 30, 2002, from $8,155,000 at March 31, 2002.  This increase was primarily for the reasons described below and the result of investment transactions described above.

Cash Flow from Operating Activities

The Company’s cash provided by operating activities totaled $1,818,000 for the first six months of fiscal 2003, as compared to $1,777,000 for the first six months of fiscal 2002.

Cash Flows from Investing and Financing Activities

The Company’s investing activities provided cash of $8,407,000 for the six months ended September 30, 2002, as compared to a use of cash of $1,696,000 for the six months ended September 30, 2001.  This change was primarily from the liquidation of the Company’s positions in all marketable securities.  For the six months ended September 30, 2002, the Company acquired in its Waste Management Services Segment new vehicles, factory machinery and equipment, office equipment and containers amounting to $761,000, versus $507,000 for the six months ended September 30, 2001.

Net cash used for financing activities was $29,000 for the six months ended September 30, 2002, after receiving $85,000 from exercised options, and $68,000 for the six months ended September 30, 2001.

Management of the Company believes that its current cash on hand and its current and future cash flow is sufficient to maintain its current operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has estimated the fair value of its financial instruments as of September 30, 2002, and March 31, 2002, using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

Item 4.  Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 18, 2002, for the purpose of electing Directors.  The following persons were elected to the Company’s Board of Directors.  The vote totals are set forth opposite the name of each nominee for director.

	For	Withheld
Stephen Lukas, Sr.	3,390,867 shares	21,125 shares
Kenneth H. Robertson	3,390,867 shares	21,125 shares
Robert P. Scherer, Jr.	3,390,817 shares	21,175 shares
Joel M. Segal	3,390,867 shares	21,125 shares
William J. Thompson	3,390,867 shares	21,125 shares

There were no broker non-votes with respect to the election of directors.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1         Certification of Chief Executive Officer

99.2         Certification of Chief Financial Officer

(b)         Reports on Form 8-K

On July 31, 2002, the Company filed a Current Report on Form 8-K with respect to its change of auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHERER HEALTHCARE, INC.
(Registrant)

Date: November 14, 2002	/s/ Robert P. Scherer, Jr.
Robert P. Scherer, Jr.
Chairman, Chief Executive Officer and President

Date: November 14, 2002	/s/ Donald P. Zima
Donald P. Zima
Vice President and Chief Financial Officer

CERTIFICATION

I, Robert P. Scherer, Jr., the Chairman, Chief Executive Officer and President of Scherer Healthcare, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Scherer Healthcare, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert P. Scherer, Jr.
Robert P. Scherer, Jr.
Chairman, Chief Executive Officer and President

CERTIFICATION

I, Donald P. Zima, the Vice President and Chief Financial Officer of Scherer Healthcare, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Scherer Healthcare, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Donald P. Zima
Donald P. Zima
Vice President and Chief Financial Officer